Form 10QSB
period 2007-09-30
Pegasus Tel, Inc
filed 2007-11-16
CIK 1377469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number: 0-5268

PEGASUS TEL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-2039686
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

118 Chatham Road, Syracuse, NY	13203
(Address of Principal Executive Offices)	(Zip Code)

(315) 476-5769
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐ Yes    ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. There were 5,100,000 shares of common stock, par value $0.0001 per share, issued and outstanding as of November 14, 2007.

Transitional Small Business Disclosure Format (check one): ☐ Yes    ☒ No

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

PEGASUS TEL, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets:
Cash and Cash Equivalents	$212	$205
Accounts Receivable	3,555	240

Total Current Assets	3,767	445

Property and Equipment:
Payphone Equipment	12,600	12,600
Less Accumulated Depreciation	(12,600)	(12,091)

Net Property and Equipment	-	509

Total Assets	$3,767	$954

Liabilities:
Accounts Payable	$16,010	$2,962
Interest Payable	2,147	95
Related Party Payable-Joseph Passalaqua	10,673	10,673
Related Party Payable-Mary Passalaqua	35,300	5,000
Related Party Payable-Carl Worboys	224	224

Total Liabilities	64,354	18,954

Stockholders' Equity:
Preferred Stock, Par value $0.001,
Authorized 10,000,000 shares;
Issued 0 shares at September 30, 2007 and December 31, 2006	-	-
Common Stock, Par value $0.001,
Authorized 100,000,000 shares;
Issued 5,100,000 shares at September 30, 2007 and December 31, 2006	510	510
Paid-In Capital	57,174	57,174
Deficit Accumulated During Development Stage	(118,271)	(75,684)

Total Stockholders' Equity	(60,587)	(18,000)

Total Liabilities and Stockholders' Equity	$3,767	$954

The accompanying notes are an integral part of these financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	(Unaudited) For the Three Months Ended		(Unaudited) For the Nine Months Ended		Cumulative Since February 19, 2002 Inception of
	September 30,		September 30,		Development
	2007	2006	2007	2006	Stage
Revenues	$3,433	$630	$9,532	$1,508	$53,172
Costs of Services	(1,797)	(2,470)	(5,873)	(5,109)	(54,912)

Gross Margins	1,636	(1,840)	3,659	(3,601)	(1,740)

Expenses
Accounting	600	-	600	2,457	23,202
Advertising	-	-	-	770	770
Bookkeeping	1,397	-	2,809	1,506	5,081
General and Administrative	1,270	282	2,837	358	10,720
Legal	-	-	40,000	-	53,790
Outside Services	-	-	-	615	21,983

Operating Expenses	3,267	282	46,246	5,706	115,546

Net Loss Before Taxes	(1,631)	(2,122)	(42,587)	(9,307)	(117,286)

Income Tax	-	(107)	-	(5)	(985)

Net Loss	$(1,631)	$(2,229)	$(42,587)	$(9,312)	$(118,271)

Loss per Share, Basic &
Diluted	$0.00	$0.00	$(0.01)	$0.00
Weighted Average Shares
Outstanding	5,100,000	5,100,000	5,100,000	5,100,000

The accompanying notes are an integral part of these financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	(Unaudited) For the Nine Months Ended September 30,		Cumulative Since February 19, 2002 Inception of Development
	2007	2006	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(42,587)	$(9,312)	$(118,271)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and Amortization	509	2,010	12,600
Changes in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	(3,315)	2,496	(3,555)
Increase (Decrease) in Accounts Payable	13,048	(2,665)	16,010
Increase (Decrease) in Acrued Interest	2,052	-	2,147
Decrease (Increase) in Intercompany Dues	-	(7,235)	56,684
Net Cash Used in Operating Activities	(30,293)	(14,706)	(34,385)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	-	-	(11,600)
		-	-
Net cash provided by Investing Activities	-	-	(11,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Related Party Payable- Mary Passalaqua	30,300	-	35,300
Due to Carl Worboys, Shareholder	-	224	224
Due to Joseph Passalaqua, Shareholder	-	10,673	10,673

Net Cash Provided by Financing Activities	30,300	10,897	46,197

Net (Decrease) Increase in Cash	7	(3,809)	212
Cash at Beginning of Period	205	3,960	-
Cash at End of Period	$212	$151	$212

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and Income Taxes	$-	$-	$1,087

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable satisfied through contributed capital
and property and equipment	$-	$56,684	$56,684

Stock Issued as payment of intercompany dues	$-	$-	$1,000

The accompanying notes are an integral part of these financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

September 30, 2007

(Unaudited)

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Pegasus Tel, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Pegasus Tel., Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $ 118,000 for the period from February 19, 2002 (inception) to September 30, 2007, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”. While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Basis of Presentation

On February 19, 2002, Pegasus Tel, Inc., a Delaware company, was formed as a wholly owned subsidiary of American Industries.

On March 28, 2002, American Industries, Inc. and Pegasus Tel, Inc. entered into an agreement with Pegasus Communications, Inc., a New York corporation, to acquire 100% of the outstanding shares of Pegasus Communications, Inc. in exchange for 72,721,966 shares of common stock of American Industries, Inc. Pegasus Tel, Inc. continued as the surviving corporation and Pegasus Communications, Inc. was merged out of existence.

The company is in the development stage, and has not commenced planned principal operations. The Company has a December 31 year end.

Nature of Business

The Company is primarily in the business of providing the use of outdoor payphones, and providing telecommunication services.

Interim Reporting

The unaudited financial statements as of September 30, 2007 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents to the extent the funds are not being held for investment purposes.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company derives its primary revenue from the sources described below, which includes dial-around revenues, coin collections, telephone equipment repairs, and sales. Other revenue generated by the company includes sales commissions.

Dial Around revenues are generated from calls to gain access to a different long distance carrier than is already programmed into the phone. The Dial Around revenue for each quarter is based on an estimate from the corresponding quarter in the previous year due to the fact that the actual revenue report and direct deposit are not available from the APCC until later in the fiscal year. The Dial Around revenue is adjusted to the actual amount, upon receipt of actual revenue report provided by the APCC. Coin revenues are recorded in an equal amount to the coins collected. Revenues on commissions and telephone equipment and sales are realized on the date when the telephone repair services are provided or the telecommunication supplies are received by the customer.

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. The Company recognizes revenue when the earnings process is complete. That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of September 30, 2007, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of September 30, 2007, the Company has determined an allowance for doubtful accounts is not necessary.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fixed Assets

Fixed assets are stated at cost. Depreciation expense for the nine months ended September 30, 2006 and September 30, 2007, was $2,010 and $509 respectively. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows:

Asset	Rate

Payphone Equipment	5 years

Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss. Expenditures for maintenance and repairs are charged to expense as incurred. Major overhauls and betterments are capitalized and depreciated over their estimated economic useful lives.

Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders’ by the weighted average number of common shares outstanding during the period. There were no common equivalent shares outstanding during the period ended September 30, 2007.

Financial Instruments

The Company’s financial assets and liabilities consist of cash, inventory, accounts receivable, property and equipment, and accounts payable. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the sort-term maturities of these instruments.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No.109, “Accounting for Income Taxes.” SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Reclassification

Certain reclassifications have been made in the 2006 financial statements to conform to the September 30, 2007 presentation.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.

In February 2007, the FASB issued SFAS no, 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.

NOTE 2 - INCOME TAXES

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3- DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the Company will have recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 - COMMITMENTS

As of September 30, 2007, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - COMMON STOCK TRANSACTIONS

On December 31, 2003, the Company issued 1,000 shares of common stock in exchange for cash valued at $1,000.

On September 21, 2006, the Company filed an Amended Certificate of Incorporation and the par value of the common stock was changed to $ .0001 per share. This change is retro-active and therefore changes the 1,000 share of common stock issued on December 31, 2003 to the par value of $ .0001 per share.

On May 15, 2007, the Company filed an Amended Certificate of Incorporation and there was forward stock split 5,100 to 1. This change is retro-active and therefore changes the 1,000 shares of common stock issued on December 31, 2003 to 5,100,000 shares of common stock. The par value remains at $ .0001 per share

NOTE 6-CONTRIBUTED CAPITAL

As of September 9, 2006, Dolce Ventures Inc., the parent company of Pegasus Tel, Inc., had a receivable outstanding with the Company in the amount of $56,684. As of December 31, 2006 Dolce Ventures Inc. forgave this balance and the Company recorded a contributed capital in the amount of $56,684.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - RELATED PARTY TRANSACTIONS

During 2006, Pegasus Tel, Inc., a subsidiary of Dolce Ventures Inc., forgave a payable in the amount of $56,684 which was recorded as contributed capital.

As of September 30, 2007, an Officer of the Company has advanced the company $10,673. The note is non-interest bearing and is payable in full upon demand.

As of September 30, 2007, an Officer of the Company has advanced the Company $224. The note is non-interest bearing and is payable in full upon demand.

As of September 30, 2007, an Officer of the Company has advanced the Company $35,300. The notes accrue between 10% - 15% simple interest per annum and is payable in full upon demand.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

Overview

Pegasus Tel, Inc., a Delaware corporation, or Pegasus, was incorporated under the laws of the State of Delaware on February 19, 2002 to enter into the telecommunication business. Our company is a wholly-owned subsidiary of Sino Gas International Holdings, Inc., a Utah corporation, or Sino Gas.

As reported by Sino Gas in its Annual Report on Form 10-KSB, Sino Gas plans to spin off Pegasus to its stockholders as of August 30, 2006, or the Record Date. As described below, the business purposes and geographical focus of Sino Gas and Pegasus are disparate in nature, with Sino Gas engaged in the development of natural gas distribution systems in People’s Republic of China, or the PRC or China, and Pegasus owning and operating a total of 15 payphones in New York State as of September 30, 2007. Due to these reasons, Sino Gas believes it is in its stockholders’ best interests to spin-off Pegasus.

On May 16, 2007, Sino Gas filed a Definitive Information Statement on Schedule 14C with the SEC in connection with our spin-off from Sino Gas and commenced mailing the Definitive Information Statement to its stockholders. In connection with our Form 10-SB discussed below, we received comments from the SEC regarding the Definitive Information Statement and we and Sino Gas are currently preparing an amendment to the Information Statement. Upon filing an amended Definitive Information Statement on 14C, Sino Gas will effectuate the spin-off no earlier than 20 days from the commencement date of mailing the Information Statement and Annual Report on Form 10-KSB to its stockholders of record as of the Record Date.

In connection with our spin-off from Sino Gas, on May 7, 2007, we filed a Registration Statement on Form 10-SB (File No.: 0-52628), or the Registration Statement, with the SEC to register the Pegasus common stock under Section 12(g) of the Exchange Act. The Registration Statement went effective on July 6, 2007 through the operation of law 60 days after its initial filing. Upon the effectiveness of the Registration Statement, we became subject to the reporting requirements of the Exchange Act, and accordingly, we are required to file periodic and other reports and other required information with the SEC.

 No trading market:

No public market currently exists for our common stock. We intend to secure and request that a broker-dealer / market maker submit an application to FINRA (formerly the NASD) in order to make a market for our shares and for the shares to be quoted on the OTC Bulletin Board. Stocks traded on the OTC are usually thinly traded, highly volatile, and not followed by analysis. Investors in our stock may experience a loss or liquidity problem with their share holdings.

Dividend Policy:

We currently anticipate that no cash dividends will be paid on our common stock in the foreseeable future. Our Board periodically will reevaluate this dividend policy taking into account our operating results, capital needs, and the terms of our existing financing arrangements and other factors.

Services and Products

We own, operate and manage privately owned public payphones in the County of Delaware, State of New York. As of May 7, 2007, we owned, operating and managed 15 payphones. We may pay site owners a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include, but are not limited to, retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. In the alternative, our agreement with business owners may be to provide the telecommunications services without the payment of any commissions.

The local telephone switch controls the traditional payphone technology. The local switch does not provide any services in the payphone that can benefit the owner of the phone. As we purchase phones from other companies, we upgrade them with "smart card" payphone technology which we license from Quortech. The upgrade is a circuit board with improved technology. The “smart card” technology allows us to determine on a preset time basis the operational status of the payphone. It also tells us when the coins in the phone have to be collected, the number and types of calls that have been made from each phone, as well as other helpful information that helps us provide better service to our payphone using public. This upgrade of the phones reduces the number and frequency of service visits due to outages and other payphone-related problems and, in turn, reduces the maintenance costs. Other companies manufacture the components of the payphones for the industry including Universal Communications and TCI, which provides hand sets, key pads, totalizers, and relays.

Basis of Presentation

The following discussion and analysis is based on our unaudited financial statements for the three and nine months ended September 30, 2007 and 2006. In the opinion of management, the financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessary indicative of results to be expected for the entire year.

We prepare our financial statements in accordance with generally accepted accounting principles, or GAAP, which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

Certain of the statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Results of Operations

Our total revenue increased by $2,803, or approximately 445%, from $630 for the three months ended September 30, 2006 to $3,433 for the three months ended September 30, 2007. This increase was primarily attributable a correction of a previous disruption of service during 2006. This was due to a series of upgrades that caused interruptions at the central office of Margaretville Telephony Company, the Company’s sole dial tone provider.

Our coin call revenues increased by $1,337, or approximately 100%, from $0 for the months ended September 30, 2006 to $1,337 for three months ended September 30, 2007. This increase was primarily attributable a correction of a previous disruption of service during 2006. This was due to a series of upgrades that caused interruptions at the central office of Margaretville Telephony Company, the Company’s sole dial tone provider.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial-around” revenue and operator service revenue increased by $1,466, or approximately 233%, from $630 for the three months ended September 30, 2006 to $2,096 for the three months ended September 30, 2007. This was due to a series of upgrades that caused interruptions at the central office of Margaretville Telephony Company, the Company’s sole dial tone provider. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Costs of services

Our overall cost of services decreased by $673 or approximately 27%, from $2,470 for the three months ended September 30, 2006 to $1,797 for the three months ended September 30, 2007. Cost of services is made up of commission expense, telecommunication costs, and depreciation expense. Commissions increased by $296 for the three months ended September 30, 2007 due to a higher volume of calls. The telecommunication costs increased by $325 due to the higher cost of telecommunication services and product price when compared to the same period in 2006. Depreciation decreased by $1,294 for the three months ended September 30, 2007 when compared to the same period in 2006. We own telephone equipment which provides a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense each year over its useful life and the amount of the expense in each year is determined in a rational and systematic manner.

Operation and administrative expenses

Operating expenses increased by $2,985, or approximately 1,059%, from $282 for the three months ended September 30, 2006 to $3,267 for three months ended September 30, 2007. Professional fees increased by $1,997 in three months ended September 30, 2007 when compared with the same period in 2006. These are fees we pay to accountants and attorneys throughout the quarter for performing various tasks. Office expense, which primarily makes up the General and Administrative expenses, increased by $988 for the three months ended September 30, 2007 when compared to the same period ending 2006.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Results of Operations

Our total revenue increased by $8,024, or approximately 532%, from $1,508 for the nine months ended September 30, 2006 to $9,532 for the nine months ended September 30, 2007. This increase was primarily attributable a correction of a previous disruption of service during 2006. This was due to a series of upgrades that caused interruptions at the central office of Margaretville Telephony Company, the Company’s sole dial tone provider.

Our coin call revenues increased by $3,607, or approximately 2,672%, from $135 for the nine months ended September 30, 2006 to $3,742 for nine months ended September 30, 2007. This increase was primarily attributable a correction of a previous disruption of service during 2006. This was due to a series of upgrades that caused interruptions at the central office of Margaretville Telephony Company, the Company’s sole dial tone provider.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial-around” revenue and operator service revenue increased by $4,417, or approximately 322%, from $1,373 for the nine months ended September 30, 2006 to $5,790 for the nine months ended September 30, 2007. This was due to a series of upgrades that caused interruptions at the central office of Margaretville Telephony Company, the Company’s sole dial tone provider. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Costs of services

Our overall cost of services increased by $764, or approximately 15%, from $5,109 for the nine months ended September 30, 2006 to $5,873 for the nine months ended September 30, 2007. The principal costs related to the ongoing operation of our payphones include telecommunication costs, commissions and depreciation. Telecommunication costs consist of payments made by us to local exchange carriers and long distance carriers for access to and use of their telecommunications networks and service and maintenance costs. Commission expense represents payments to owners or operators of the premises at which a payphone is located. The telecommunication costs increased by $635 due to the higher cost of telecommunication services and product price when compared to the same period in 2006. Commissions increased by $1,629 in the nine months ended September 30, 2007 due to a higher volume of calls. Depreciation decreased by $1,500 in the nine months ended September 30, 2007 when compared to the same period in 2006. We own telephone equipment which provides a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense each year over its useful life and the amount of the expense in each year is determined in a rational and systematic manner.

Operation and administrative expenses

Operating expenses increased by $40,540, or approximately 710%, from $5,706 for the nine months ended September 30, 2006 to $46,246 for nine months ended September 30, 2007. Professional fees increased by $39,446 for the nine months ended September 30, 2007 when compared with the same period in 2006. These are fees we pay to accountants and attorneys throughout the quarter for performing various tasks. Advertising expenses decreased by $770 for the nine months ended September 30, 2007 when compared to the nine months ended September 30, 2006. Outside serviced decreased by $615 for the nine months ended September 30, 2007 when compared to the same period ending 2006. Office expenses, which primarily make up the General and Administrative expenses, increased by $2,479 for the nine months ended September 30, 2007 when compared to the same period ending 2006.

Liquidity and Capital Resources

Our primary source of liquidity has been from borrowing funds from certain executive officers and principal stockholders related to certain of our executive officers. As of September 30, 2007, we had $212 in cash and cash equivalents and an accumulated deficit of $118,271. As of December 31, 2006, we had $205 cash and cash equivalents on hand, and accumulated deficit of $75. Our net loss for the nine months ended September 30, 2007 increased by $33,275. The net loss was $42,587 in the nine months ended September 30, 2007 and $9,312 for the nine months ended September 30, 2006. Our accounts receivable for the nine months ended September 30, 2007 was $3,555.

As of September 30, 2007, we have a note payable to Joseph Passalaqua in the amount of $10,673 that is non-interest bearing, notes payable to Mary Passalaqua in the amount of $35,300 that range between 10% and 15% interest bearing per annum and a note payable to Carl Worboys in the amount of $224 that is non- interest bearing per annum. All notes are payable upon demand. Although we believe that our current cash from borrowings will be insufficient to fund our operations and to satisfy our long-term liquidity needs for the next twelve months, we intend to raise additional capital from future borrowings and financings.

Critical Accounting Policies & Estimates

The following describes critical accounting policies and estimates:

Use of Estimates

It is important to note that when preparing the financial statements in conformity with U.S. generally accepted accounting principles, management is required to make certain estimates and assumptions that affect the amounts reported and disclosed in the financial statements and related notes. Actual results could differ if those estimates and assumptions approve to be incorrect.

On an ongoing basis, we evaluate our estimates, including those related to estimated customer life, used to determine the appropriate amortization period for deferred revenue and deferred costs associated with licensing fees, the useful lives of property and equipment as well as in U.S. dollar exchange rates with the Russian ruble, among others, as well as our estimates of the value of common stock for the purpose of determining stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Revenue Recognition

The Company derives its primary revenue from the sources described below, which includes dial-around revenues, coin collections, telephone equipment repairs, and sales. Other revenue generated by the company includes sales commissions.

Dial Around revenues are generated from calls to gain access to a different long distance carrier than is already programmed into the phone. Revenues from dial around calls are recorded based upon estimates until the coin collection revenues are generated when caller deposit coins into phones to make calls. Coin revenues are recorded in an equal amount to the coins collected. Revenues on commissions and telephone equipment and sales are realized when the services are provided.

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. The Company recognizes revenue when the earnings process is complete. That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of September 30, 2007, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of September 30, 2007, the Company has determined an allowance for doubtful accounts is not necessary.

Fixed Assets

Fixed assets are stated at cost. Depreciation expense for the nine months ended September 30, 2006 and September 30, 2007, were $2,009 and $509 respectively. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows:

Asset	Rate

Payphone Equipment	5 years

Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss. Expenditures for maintenance and repairs are charged to expense as incurred. Major overhauls and betterments are capitalized and depreciated over their estimated economic useful lives.

Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders’ by the weighted average number of common shares outstanding during the period. There were no common equivalent shares outstanding during the period ended September 30, 2007.

Financial Instruments

The Company’s financial assets and liabilities consist of cash, inventory, accounts receivable, property and equipment, and accounts payable. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the sort-term maturities of these instruments.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No.109, “Accounting for Income Taxes.” SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Reclassification

Certain reclassifications have been made in the 2006 financial statements to conform to the September 30, 2007 presentation.

Recent Accounting Standards

In February 2006, The FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." This statement amends FASB 133, Accounting for Derivative Instruments and Hedging Activities and Statement and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation clarifies which interest only strips and principal are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements.

In March 2006 the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Instruments - an amendment of FASB No.140, Accounting for Transfers and Servicing of Financial Instruments and Extinguishments of Liabilities.” The statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service an asset by entering into a servicing contract, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair market value, permits an entity to choose either the amortization method or fair market value measurement method for subsequent measurement periods for each class of separately recognized servicing assets and servicing liabilities, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights at its initial adoption, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements

In June, 2006 the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. Management is evaluating the financial impact of this pronouncement.

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter covered by this Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to or the subject of any pending legal proceeding or any contemplated proceeding of a governmental authority.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

We have not issued or sold any unregistered securities within the past three years.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by Carl E. Worboys, the Principal Executive Officer of Pegasus Tel, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by John Passalaqua, the Principal Accounting and Financial Officer of Pegasus Tel, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Carl E. Worboys, the Principal Executive Officer of Pegasus Tel, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of John Passalaqua, the Principal Accounting and Financial Officer of Pegasus Tel, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEGASUS TEL, INC.

Dated: November 16, 2007	By:	/s/ JOHN PASSALAQUA
John Passalaqua Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Carl E. Worboys, the Principal Executive Officer of Pegasus Tel, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by John Passalaqua, the Principal Accounting and Financial Officer of Pegasus Tel, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Carl E. Worboys, the Principal Executive Officer of Pegasus Tel, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of John Passalaqua, the Principal Accounting and Financial Officer of Pegasus Tel, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002