Form 10KSB
period 2007-12-31
Pegasus Tel, Inc
filed 2008-03-31
CIK 1377469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                                           December 31, 2007

OR

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 0-5268

PEGASUS TEL, INC.
(Name of small business issuer in its charter)

Delaware	41-2039686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

118 Chatham Road, Syracuse, NY	13203
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (315) 476-5769

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Securities registered under Section 12(b) of the Act:                                  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Check whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for most recent fiscal year: $10,059.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

There is currently no trading market for the Company’s common stock. As of December 31, 2007, there were 5,100,000 shares of common stock held by non-affiliates, par value of $.0001

State the number shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of December 31, 2007, there were 5,100,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Pegasus Tel, Inc., a Delaware corporation (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

Overview

Pegasus Tel, Inc., a Delaware corporation, or Pegasus, was incorporated under the laws of the State of Delaware on February 19, 2002 to enter into the telecommunication business. Our company is a wholly-owned subsidiary of Sino Gas International Holdings, Inc., a Utah corporation, or Sino Gas.

Sino Gas intends to spin off Pegasus. As described below, the business purposes and geographical focus of Sino Gas and Pegasus are disparate in nature, with Sino Gas engaged in the development of natural gas distribution systems in People’s Republic of China, or the PRC or China, and Pegasus owning and operating a total of 15 payphones in New York State as of December 31, 2007. Due to these reasons, Sino Gas believes it is in its stockholders’ best interests to spin-off Pegasus.

On May 16, 2007, Sino Gas filed a Definitive Information Statement on Schedule 14C with the SEC in connection with our spin-off from Sino Gas and commenced mailing the Definitive Information Statement to its stockholders. In connection with our Form 10-SB discussed below, we received comments from the SEC regarding the Definitive Information Statement and we and Sino Gas are currently preparing an amendment to the Information Statement. Upon filing an amended Definitive Information Statement on 14C, Sino Gas will effectuate the spin-off no earlier than 20 days from the commencement date of mailing the Information Statement and Annual Report on Form 10-KSB to its stockholders of record as of the established record date.

In preparation of our spin-off from Sino Gas, on May 7, 2007, we filed a Registration Statement on Form 10-SB (File No.: 0-52628), or the Registration Statement, with the SEC to register the Pegasus common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Registration Statement went effective on July 6, 2007 through the operation of law 60 days after its initial filing. Upon the effectiveness of the Registration Statement, we became subject to the reporting requirements of the Exchange Act, and accordingly, are required to file periodic and other reports and other required information with the SEC.

Summary of Trust Agreement

On November 1, 2007, a trust agreement (the “Trust” or “Agreement”) was entered into between Sino Gas International Holdings, Inc. (“Sino”) and Carl Worboys, Esq. (“Trustee”). It was resolved by the Board of Directors of Sino that 100% of the shares of Pegasus Tel, Inc., (“Pegasus”) a wholly-owned subsidiary of Sino, be distributed pro rata to the Shareholders of Sino, effectively spinning off Pegasus from Sino to operate as an independent entity not affiliated with Sino.

In order to legally effectuate this distribution of shares, Pegasus is required to file an information statement with the Securities and Exchange Commission (“SEC” or “Commission”). As of the date of this annual report, no information statement has been filed with the SEC. The parties have agreed to place all of the distribution shares in the custody of the Trustee, an Attorney at Law, pending the filing and Notice of Effectiveness with the SEC of the required information statement.

The Trustee shall hold the distribution shares in trust for the benefit of the Sino shareholders, and is not legally permitted to distribute such shares until all of the conditions of the spinoff have occurred.

See Exhibit 10.1 attached hereto for the complete text of the Trust Agreement.

Reasons for the spin-off:

We believe our spin-off in the best interest of Sino Gas and Pegasus and their stockholders due to the companies’ disparate business purposes and geographical focus. We also believe that the spin-off will result in various benefits to Sino Gas and Pegasus, including, but not limited to, the following:

•
Separating Sino Gas’s natural gas distribution business in China from Pegasus’ payphone business in New York State. This in turn will allow the management of each company to focus solely on the opportunities and challenges specific to each markedly distinct business.

•
Eliminating competition for capital between our businesses; including greater investor clarity, which should allow the investment community to better understand and evaluate Pegasus’ business and Sino Gas’s businesses. We anticipate that this may expand the pool of capital available to each entity.

•
Increasing the long term value of Pegasus’ common stock. In addition, the spin-off will enable Sino Gas and Pegasus to offer management and employees equity incentives that are economically aligned with the financial performance of their respective businesses; and

•	Allowing us to make acquisitions using our stock, if we choose to make such acquisitions.

Power over the terms of the spin-off:

Sino Gas’s Board of Directors may amend or modify the spin-off at any time prior to the distribution date, and may abandon the spin-off at any time prior to the distribution of the Pegasus’ shares.

No trading market:

No public market currently exists for our common stock. We intend to secure and request that a broker-dealer / market maker submit an application to FINRA in order to make a market for our shares and for the shares to be quoted on the OTC Bulletin Board. Stocks traded on the OTC are usually thinly traded, highly volatile, and not followed by analysis. Investors in our stock may experience a loss or liquidity problem with their share holdings.

Dividend Policy:

We currently anticipate that no cash dividends will be paid on our common stock in the foreseeable future. Our Board periodically will reevaluate this dividend policy taking into account our operating results, capital needs, and the terms of our existing financing arrangements and other factors.

Available information:

From the effective date of our Registration Statement on Form 10-SB, we have been subject to the reporting requirements of the Exchange Act, including the filing of quarterly, annual and current reports with the SEC. Any person or entity may read and copy our reports with the SEC at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Room by calling the SEC toll free at 1-800-SEC-0330. The SEC also maintains an Internet site at http://www.sec.gov where reports, proxies and informational statements on public companies may be viewed by the public.

Services and Products

We own, operate and manage privately owned public payphones in the County of Delaware, State of New York. As of December 31, 2007, we owned, operating and managed 15 payphones. We may pay site owners a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include, but are not limited to, retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. In the alternative, our agreement with business owners may be to provide the telecommunications services without the payment of any commissions.

The chart below describes the specific location of each of our 15 payphones and the amount of revenue generated by each payphone for the audited fiscal years ended December 31, 2007 and 2006.

		As of December 31,
No.:	Location	2007	2006
1	Andes Hotel 110 Main St., Andes, NY 13731	$205	$150
2	Andes Public Booth 21 Main St., Andes, NY 13731	$100	$50
3	A& P Super Food Mart 36 Bridge St., Margaretville, NY 12455 (outside)	$985	$200
4	A& P Super Food Mart 36 Bridge St., Margaretville, NY 12455 (inside)	$735	$160
5	Margaretville Central School 415 Main St., Margaretville, NY 12455	$1,065	$20
6	Margaretville Memorial Hospital 42084 State Hwy. 28, Margaretville, NY 12455 (downstairs)	$1,095	$160
7	Margaretville Memorial Hospital 42084 State Hwy. 28, Margaretville, NY 12455 (upstairs)	$1,234	$80
8	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (1st Floor)	$1,685	$460
9	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (2nd Floor)	$800	$300
10	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (3rd Floor)	$630	$380
11	Town of Middletown 42339 State Hwy. 28, Margaretville, NY 12455	$1,435	$80
12	Hess Mart 42598 State Hwy. 28, Margaretville, NY 12455	$30	$48
13	Arkville Country Store 43525 State Hwy. 28, Arkville, NY 12406	$20	$15
14	Hanah Country Club 44447 State Hwy. 30, Margaretville, NY 12455 (Seasonal)	$20	$15
15	Summerfield’s Rest. 654 Main St., Margaretville, NY 12455 (Seasonal)	$20	$20
	Total Revenues	$10,059	$2,138

The local telephone switch controls the traditional payphone technology. The local switch does not provide any services in the payphone that can benefit the owner of the phone. As we purchase phones from other companies, we upgrade them with "smart card" payphone technology which we license from Quortech. The upgrade is a circuit board with improved technology. The “smart card” technology allows us to determine on a preset time basis the operational status of the payphone. It also tells us when the coins in the phone have to be collected, the number and types of calls that have been made from each phone, as well as other helpful information that helps us provide better service to our payphone using public. This upgrade of the phones reduces the number and frequency of service visits due to outages and other payphone-related problems and, in turn, reduces the maintenance costs. Other companies manufacture the components of the payphones for the industry including Universal Communications and TCI, which provides handsets, key pads, totalizers, and relays.

Market and Competition

The market in which we do business is highly competitive and constantly evolving. We face competition from the larger and more established companies -- from companies that develop new technology, as well as the many smaller companies throughout the country. The last several years have shown a marked increase in the use of cellular phones and toll free services which cut into our potential payphone customer base. Companies that have greater resources, including but not limited to, a larger sales force, more money, larger manufacturing capabilities and greater ability to expand their markets also cut into our potential payphone customers. Many of our competitors have longer operating histories, significantly greater financial strength, nationwide advertising coverage and other resources that we do not have. Our competitors might introduce a less expensive or more improved payphone. These, as well as other factors can have a negative impact on our income.

The competition from cellular phones is a very serious threat that can result in substantially less revenue per payphone. We have attempted to address this issue by avoiding locations that service business travelers. For many years, these locations were the most lucrative, but now they are the locations most impacted by the cellular user.

The large former Bell companies who provide local service dominate the industry. These companies have greater financial ability than us, and provide the greatest competitive challenge. However, we compete with these companies by paying a commission to the site owner. The commission is an enticement for the site owner to use our phone on its site. We believe we are able to provide a higher quality customer service because the phones alert us to any technical difficulties, and we can service them promptly. The ability to immediately know that a problem exists with a payphone is very important because down time for a phone means lost revenue for us.

Significant Customers

We do not rely on a major customer for our revenue. We have a variety of small single businesses as well as some small chain stores that we service. We do not believe that we would suffer dramatically if any one customer or small chain decided to stop using our phones. We must buy dial tone for each payphone from the local exchange carrier. As long as we pay the carrier bill, it is required to provide a dial tone. As a regulated utility, the exchange carrier may not refuse to provide us service. Alternate service exists in certain areas where Verizon competitors are located. We use alternate local service providers when we can get a better price for the service. We use long distance providers on all the payphones.

Payphone users can circumvent the usual payment method and avoid inserting a coin by using an access code or 800 number provided by a long distance carrier. These “dial-around” numbers, while convenient for users, leave payphone service providers uncompensated for the call made. The Federal Communications Commission, or the FCC, as instructed by Congress in the Telecommunications Act of 1996, created regulations to ensure that payphone service providers receive compensation for these “dial-around” calls.

The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Intellectual Property

As we purchase phones from other companies, we upgrade them with "smart card" payphone technology. The upgrade is a circuit board with improved technology. The “smart card” technology allows us to determine on a preset time basis the operational status of the payphone. We are given a license to use the “smart card” technology from Quortech, the founder and manufacturer of “smart card” technology.  The technology informs us when the coins in the phone have to be collected, the number and types of calls that have been made from each phone, as well as other helpful information that helps us provide better service to our payphone using public. This upgrade of the phones reduces the number and frequency of service visits due to outages and other payphone-related problems and, in turn, reduces the maintenance costs.  Other companies manufacture the components of the payphones for the industry including Universal Communications and TCI, which provides handsets, key pads, totalizers, and relays.

We do not own any patents or trademarks. Companies in the telecommunications industry and other industries in which we compete own large numbers of patents, copyrights and trademarks and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property claims against us grows. We might not be able to withstand any third-party claims or rights against their use.

Government Regulation

We are subject to varying degrees of regulation by federal, state, local and foreign regulators. The implementation, modification, interpretation and enforcement of these laws and regulations vary and can limit our ability to provide many of our services. Our ability to compete in our target markets depends, in part, upon favorable regulatory conditions and the favorable interpretations of existing laws and regulations.

FCC Regulation and Interstate Rates

Our services are subject to the jurisdiction of the Federal Communications Commission (FCC) with respect to interstate telecommunications services and other matters for which the FCC has jurisdiction under the Communications Act of 1934, as amended.

Payphone users can circumvent the usual payment method and avoid inserting a coin by using an access code or 800 number provided by a long distance carrier. These “dial-around” numbers, while convenient for users, leave payphone service providers uncompensated for the call made. The Federal Communications Commission, as instructed by Congress in the Telecommunications Act of 1996, created regulations to ensure that payphone service providers receive compensation for these “dial-around” calls.

The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per call. These funds are remitted quarterly through a service provided by the American Public Communication Council “APCC.”

If the FCC regulation requiring sellers of long distance toll free services to pay payphone owners $0.494 per call is reduced or repealed, it could have a negative effect upon our revenue stream. We have no control over what rules and regulations the state and federal regulatory agencies require us to follow now or in the future. It is possible for future regulations to be so financially demanding that they cause us to go out of business. We are not aware of any proposed regulations or changes to any existing regulations.

Telecommunications Act of 1996

The Telecommunications Act of 1996, regulatory and judicial actions and the development of new technologies, products and services have created opportunities for alternative telecommunication service providers, many of which are subject to fewer regulatory constraints. We are unable to predict definitively the impact that the ongoing changes in the telecommunications industry will ultimately have on our business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, the timing and outcome of various regulatory proceedings and any appeals, and the timing, extent and success of our pursuit of new opportunities resulting from the Telecommunications Act of 1996 and technological advances.

Research and Development

We have not expended any money in the last two fiscal years on research and development activities.

Seasonality

Our revenues from payphone operation are affected by seasonal variations, geographic distribution of payphones and type of location. Because we operate in the northeastern part of the country with many of the payphones located outdoor, weather patterns affect our revenue streams. Revenues drop off significantly during winter and conversely show an increase in the spring and summer. Revenues are generally lowest in the first quarter and highest in the third quarter.

Employees
We have one full-time employee and one part-time employee. John F. Passalaqua, our Chief Financial Officer, Secretary and Director, works for us on a full-time basis. Carl E. Worboys, our President and Director, works for us on part-time and an as-needed basis. We have no other employees.

Item 2. Description of Property.

At the present time we do not own or lease any real property.  Our operations are conducted our of Carl Worboy’s residence,  located at 118 Chatham Road, Syracuse, NY 13203 Carl Worboys provides us this office space free of charge.

Item 3. Legal Proceedings.

To the knowledge of management, there is no litigation pending or threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Certificate of Incorporation authorizes the issuance of 100 million (100,000,000) shares of common stock, par value $0.0001 per share, and 10 million (10,000,000) shares of preferred stock, par value $0.0001 per share.  As of December 31, 2007, there were 5.1 million (5,100,000) shares of common stock outstanding and no shares of preferred stock neither designated nor were outstanding.

No Trading Market

No public market currently exists for our securities. Upon our spin-off from Sino Gas, we intend to secure and request that a broker-dealer / market maker submit an application to FINRA (formerly the NASD) in order to make a market for our common stock and for the shares to be quoted on the OTC Bulletin Board. Stocks traded on the OTC and pink sheets are usually thinly traded, highly volatile, and not followed by analysis. Investors in our stock may experience a loss or liquidity problem with their share holdings.

Dividend Policy

We have never declared or paid dividends on our common stock. We currently intend to retain all future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on common stock in the foreseeable future. Any future dividends will be at the discretion of the board of directors, after taking into account various factors, including among others, operations, current and anticipated cash needs and expansion plans, the income tax laws then in effect, the requirements of Delaware law, and any restrictions that may be imposed by our future credit arrangements.

Recent Sales of Unregistered Securities

We have not issued or sold any unregistered securities within the past three years.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Seasonality

Our revenues from payphone operation are affected by seasonal variations, geographic distribution of payphones and type of location. Because we operate in the northeastern part of the country with many of the payphones located outdoor, weather patterns affect our revenue streams. Revenues drop off significantly during winter and conversely show an increase in the spring and summer. Revenues are generally lowest in the first quarter and highest in the third quarter.

Our installed payphone base generates revenue from two principal sources: coin-calls and non-coin calls.

1. Coin calls:

Coin calls represent calls paid for by customers who deposit coins into the payphones. Coin call revenue is recorded as the actual amount of coins collected from the payphones.

2. Non-Coin calls:

Non-coin revenue includes commissions from operator service telecommunications companies and a “dial-around” commission of $0.494 per call that the FCC requires sellers of long distance toll free services to pay payphone owners. The commissions for operator services are paid 45 days in arrears. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Market and Competition

The market in which we do business is highly competitive and constantly evolving. We face competition from the larger and more established companies -- from companies that develop new technology, as well as the many smaller companies throughout the country. The last several years have shown a marked increase in the use of cellular phones and toll free services which cut into our potential payphone customer base. Companies that have greater resources, including but not limited to, a larger sales force, access to more capital, larger manufacturing capabilities and greater ability to expand their markets also cut into our potential payphone customers. Many of our competitors have longer operating histories, significantly greater financial strength, nationwide advertising coverage and other resources that we do not have. Our competitors might introduce a less expensive or more improved payphone. These, as well as other factors can have a negative impact on our income.

The competition from cellular phones is a very serious threat that can result in substantially less revenue per payphone. We have attempted to address this issue by avoiding locations that service business travelers. For many years, these locations were the most lucrative, but now they are the locations most impacted by the cellular user.

The large former Bell companies who provide local service dominate the industry. These companies have greater financial ability than us, and provide the greatest competitive challenge. However, we compete with these companies by paying a commission to the site owner. The commission is an enticement for the site owner to use our phone on its site. We believe we are able to provide a higher quality customer service because the phones alert us to any technical difficulties, and we can service them promptly. The ability to immediately know that a problem exists with a payphone is very important because down time for a phone means lost revenue for us.

Industry Trends

Technological, regulatory and market changes have provided telephone companies with opportunities and challenges. These changes have allowed service providers to broaden the scope of their own competitive offerings. Current and potential competitors for network services include other telephone companies, cable companies, wireless service providers, foreign telecommunications providers, satellite providers, electric utilities, Internet service providers, providers of VoIP services, and other companies that offer network services using a variety of technologies. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition.

We are unable to predict definitively the impact that the ongoing changes in the telecommunications industry will ultimately have on our business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, the timing and outcome of various regulatory proceedings and any appeals, and the timing, extent and success of our pursuit of new opportunities.

Costs related to our operations.

The principal costs related to the ongoing operation of our payphones include telecommunication costs, commissions and depreciation. Telecommunication expenses consist of payments made by us to local exchange carriers and long distance carriers for access to and use of their telecommunications networks and service and maintenance costs. Commission expense represents payments to owners or operators of the premises at which a payphone is located.

RISKS ASSOCIATED WITH OUR BUSINESS

In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

We are a development stage company and have history of losses since our inception.  If we cannot reverse our losses, we will have to discontinue operations.

At December 31, 2007, we had $425 in cash and cash equivalents on hand and an accumulated deficit of $141,395, causing our auditors to express their doubt as to our ability to continue as a going concern. We anticipate incurring losses in the near future.  We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

Our history of losses is expected to continue and will need to obtain additional capital financing in the future.

We have a history of losses and expect to generate losses until such a time when we can become profitable in the collection of payphone service fees.  As of December 31, 2007, we had $425 in cash and cash equivalents on hand and an accumulated deficit of $141,395.  As of December 31, 2007, we had a related party accounts payable to Joseph Passalaqua in the amount of $10,673 and a $5,000 note that is 10% interest bearing per annum, a note payable to Mary Passalaqua in the amount of $35,300 that is 10% interest bearing per annum and a related party accounts payable to Carl Worboys in the amount of $224 that is non-interest bearing.  All notes are payable upon demand. We believe that our cash from borrowings will be insufficient to fund our operations and to satisfy our long-term liquidity needs for the next twelve months.  We will required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, respond to competitive pressures or  take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing.

Our future financings could substantially dilute our stockholders or restrict our flexibility.

We will need additional funding which may not be available when needed. If we are able to raise additional funds and by issuing equity securities, you may experience significant dilution of your ownership interest and holders of these securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions. In this case, the value of your investment could be reduced.

Our non-coin revenue is primarily attributable to “dial-around” commissions. If the FCC reduces or repeals the “dial-around” commission, our revenues could be materially adversely affected.

Our services are subject to the jurisdiction of the Federal Communications Commission (FCC) with respect to interstate telecommunications services and other matters for which the FCC has jurisdiction under the Communications Act of 1934, as amended.

Payphone users can circumvent the usual payment method and avoid inserting a coin by using an access code or 800 number provided by a long distance carrier. These “dial-around” numbers, while convenient for users, leave payphone service providers uncompensated for the call made. The Federal Communications Commission, as instructed by Congress in the Telecommunications Act of 1996, created regulations to ensure that payphone service providers receive compensation for these “dial-around” calls.

The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per call. These funds are remitted quarterly through a service provided by the American Public Communication Council “APCC.”

If the FCC regulation requiring sellers of long distance toll free services to pay payphone owners $0.494 per call is reduced or repealed, it could have a negative effect upon our revenue stream. We have no control over what rules and regulations the state and federal regulatory agencies require us to follow now or in the future. It is possible for future regulations to be so financially demanding that they cause us to go out of business.

We are highly dependent on our two executive officers, Carl E. Worboys and John F. Passalaqua. The loss of either of them would have a material adverse affect on our business and prospects.

We currently have only two executive officers, Carl E. Worboys and John F. Passalaqua. Carl E. Worboys serves as our President and Director, and John. F. Passalaqua serves as our Chief Financial Officer, Secretary and Director. The loss of either executive officer could have a material adverse effect on our business and prospects.

We need additional employees. If we cannot attract, retain, motivate and integrate additional skilled personnel, our ability to compete will be impaired.

Other than John F. Passalaqua, our Chief Financial Officer, Secretary and Director, and Carl E. Worboys, our President and Director, works for us on part-time and an as-needed basis, we have no other employees.  Our success depends in large part on our ability to attract, retain and motivate highly qualified management and technical personnel. We face intense competition for qualified personnel. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. If we are unable to continue to employ our key personnel or to attract and retain qualified personnel in the future, our ability to successfully execute our business plan will be jeopardized and our growth will be inhibited.

We will depend on outside manufacturing sources and suppliers.

As we purchase phones from other companies, we upgrade them with "smart card" payphone technology. The upgrade is a circuit board with improved technology. The “smart card” technology allows us to determine on a preset time basis the operational status of the payphone. We are given a license to use the “smart card” technology from Quortech, the founder and manufacturer of “smart card” technology.  The technology informs us when the coins in the phone have to be collected, the number and types of calls that have been made from each phone, as well as other helpful information that helps us provide better service to our payphone using public. This upgrade of the phones reduces the number and frequency of service visits due to outages and other payphone-related problems and, in turn, reduces the maintenance costs.  Other companies manufacture the components of the payphones for the industry including Universal Communications and TCI, which provides handsets, key pads, totalizers, and relays.

We will have limited control over the actual production process. Moreover, difficulties encountered by any one of our third party manufacturers which result in product defects, delayed or reduced product shipments, cost overruns or our inability to fill orders on a timely basis, could have an adverse impact on our business. Even a short-term disruption in our relationship with third party manufacturers or suppliers could have a material adverse effect on our operations. We do not intend to maintain an inventory of sufficient size to protect ourselves for any significant period of time against supply interruptions, particularly if we are required to obtain alternative sources of supply.

We may be unable to adequately protect our proprietary rights or may be sued by third parties for infringement of their proprietary rights.

The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of trade secret, copyright or patent infringement. We may inadvertently infringe a patent of which we are unaware. In addition, because patent applications can take many years to issue, there may be a patent application now pending of which we are unaware that will cause us to be infringing when it is issued in the future. If we make any acquisitions, we could have similar problems in those industries. Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of our alleged infringement of another's intellectual property, forcing us to do one or more of the following:

•	Cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

•	Obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms; or

•	Redesign those products or services that incorporate such technology.

A successful claim of infringement against us, and our failure to license the same or similar technology, could adversely affect our business, asset value or stock value. Infringement claims, with or without merit, would be expensive to litigate or settle, and would divert management resources.

Our employees may be bound by confidentiality and other nondisclosure agreements regarding the trade secrets of their former employers. As a result, our employees or we could be subject to allegations of trade secret violations and other similar violations if claims are made that they breached these agreements.

If we engage in acquisitions, we may experience significant costs and difficulty assimilating the operations or personnel of the acquired companies, which could threaten our future growth.

If we make any acquisitions, we could have difficulty assimilating the operations, technologies and products acquired or integrating or retaining personnel of acquired companies. In addition, acquisitions may involve entering markets in which we have no or limited direct prior experience. The occurrence of any one or more of these factors could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, pursuing acquisition opportunities could divert our management's attention from our ongoing business operations and result in decreased operating performance. Moreover, our profitability may suffer because of acquisition-related costs or amortization of acquired goodwill and other intangible assets. Furthermore, we may have to incur debt or issue equity securities in future acquisitions. The issuance of equity securities would dilute our existing stockholders.

Because our officers and directors are indemnified against certain losses, we may be exposed to costs associated with litigation.

If our directors or officers become exposed to liabilities invoking the indemnification provisions, we could be exposed to additional unreimbursable costs, including legal fees. Our articles of incorporation and bylaws provide that our directors and officers will not be liable to us or to any shareholder and will be indemnified and held harmless for any consequences of any act or omission by the directors and officers unless the act or omission constitutes gross negligence or willful misconduct. Extended or protracted litigation could have a material adverse effect on our cash flow.

We will be subject to SEC regulations relating to “penny stock” and the market for our common stock could be adversely affected.

The SEC has adopted regulations concerning low-priced stock, or “penny stocks.” The regulations generally define "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our shares are offered at a market price less than $5.00 per share, and do not qualify for any exemption from the penny stock regulations, our shares may become subject to these additional regulations relating to low-priced stocks.

The penny stock regulations require that broker-dealers, who recommend penny stocks to persons other than institutional accredited investors make a special suitability determination for the purchaser, receive the purchaser's written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents that identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules. The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of our common stock and our shareholders' ability to sell our common stock in the secondary market.

Fiscal year ended December 31, 2007 compared to the fiscal year ended December 30, 2006

Results of Operations

Our total revenue increased by approximately $7,921, or approximately 370%, from approximately $2,138 for the year ended December 31, 2006 to approximately $10,059 for the year ended December 31, 2007. This increase was primarily due to a correction in the current year of a previous disruption of service at the central office of Margaretville Telephony Company, the Company’s sole dial tone provider. Another factor is the company increasing the reliability of service and upgrading our current products in revenue generating areas. In fiscal year 2006, we removed five unprofitable locations.

Our coin call revenues increased by approximately $3,891, or approximately 2,882%, from approximately $135 for the year ended December 31, 2006 to approximately $4,026 for year ended December 31, 2007.  This increase was primarily due to a correction in the current year of a previous problem of disrupted service at the central office of Margaretville Telephony Company, the Company’s sole dial tone provider.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue and operator service revenue increased by approximately  $4,030, or approximately 201%, from approximately $2,003 for the year ended December 31, 2006 to $6,033 for the year ended December 31, 2007. This increase was primarily due to a correction in the current year of a previous problem of disruption of service at the central office of Margaretville Telephony Company, the Company’s sole dial tone provider.  The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Costs of services

Our overall cost of services decreased by $697, or approximately 10.5%, from $6,601 for the year ended December 21, 2006, to $5,904 for the year ended December 31, 2006.  The principal costs related to the ongoing operation of our payphones include telecommunication costs, commissions and depreciation. Telecommunication costs consist of payments made by us to local exchange carriers and long distance carriers for access to and use of their telecommunications networks and service and maintenance costs. Commission expense represents payments to owners or operators of the premises at which a payphone is located. Telecommunication costs decreased by $445 for the year ended December 31, 2007 when compared to the same period in 2006.  Commissions increased by $1,639 for the year ended December 31, 2007 when compared to the same period in 2006 due to a higher volume of calls. Depreciation decreased by $1,891 for the year ended December 31, 2007 when compared to the same period in 2006.

Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site. Also a correction was made at the central office of Margaretville Telephony Company to provide a higher level of uninterrupted service to increase revenue in the future. We own telephone equipment which provides a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense each year over its useful life and the amount of the expense in each year is determined in a rational and systematic manner.

Operation and administrative expenses

Operating expenses increased by $54,486, or approximately 455%, from $11,973 for the year ended December 31, 2006, to $66,459 for the year ended December 31, 2007. Professional fees increased by $55,319 in 2007, from $9,929 for the fiscal year ended December 31, 2006 to $65,248 for the fiscal year ended December 31, 2007.  This increase was primarily due to increased professional fees to accountants and attorneys throughout the year for performing various tasks. Advertising expenses decreased by $770 in 2007 when compared to 2006.  Expenses for outside services decreased by $615 in 2007. Office expenses, which primarily make up the General and Administrative expenses, increased by $552 in 2007, from $ 659 in the fiscal year ended December 31, 2006 to $1,211 in the fiscal year ended December 31, 2006.

Going Concern Qualification

In their Independent Auditor's Report for the fiscal years ending December 31, 2006 and December 31, 2007, Robison, Hill & Co., our auditors, states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

Our primary source of liquidity has been from borrowing funds from certain executive officers and principal stockholders related to certain of our executive officers. As of December 31, 2007, we had $ 425 in cash and cash equivalents and an accumulated deficit of $ 141,395.  As of December 31, 2006, we had $ 205 in cash and cash equivalents on hand and accumulated deficits of $ 75,684. Our net loss for year ended December 31, 2007 increased by $ 65,711.  Our accounts receivable for the year ended December 31, 2006 and December 31, 2007 was $ 240 and $ 1,911 respectively.

As of December 31, 2007, the company owes $ 51,197 in notes payable to officers of the company.  These notes include, $10,673 owed to Joseph Passalaqua that is a related party accounts payable and a note for $ 5,000 that is accruing 10% simple interest per annum, $35,300 in notes payable owed to Mary Passalaqua that are accruing between 10% and 15% simple interest per annum, and a related party accounts payable  of $224 owed to Carl Worboys.  All notes are payable upon demand. Although we believe that our current cash from borrowings will be insufficient to fund our operations and to satisfy our long-term liquidity needs for the next twelve months, we intend to raise additional capital from future borrowings and financings.

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

As the reports and actual deposit of the Dial Around revenue is received four months after the quarter ends, the revenue is recognized based on an estimate using the in the previous year's corresponding quarter. It is recorded as an accounts receivable until the report and direct deposit are received.  At the time the report is received an adjustment is made to the exact amount received.

Coin revenues are recorded in an equal amount to the coins collected.

Revenues on commissions, telephone equipment and sales are realized when the services are provided and payment for such services is deemed certain.

Recent Accounting Standards

In February 2007, the FASB issued SFAS no, 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, “Disclosures about Fair Value of Financial Instruments.”SFAS 159 is effective for the Company as of the beginning of fiscal year 2008.  The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SPAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ deficit. The Company would also be required to present any net income attributable to the stockholders of the Company separately in its condensed consolidated statement of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

In December 2007, the Financial Accounting Standards Board ( “FASB”) issued Statement of Financials Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SPAS No. 141 “Business Combinations”. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interest, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring cost be expensed as incurred rather than capitalized a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

In March 2008, the FASB issued No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  (“SFAS 161").  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

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

Fixed Assets

Fixed assets are stated at cost. Depreciation expense for the nine months ended September 30, 2006 and September 30, 2007, were $716 and $509 respectively. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows:
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

Item 7. Financial Statements.

The Company’s audited financial statements for the years ended December 31, 2007 and 2006 and the notes thereto are immediately preceding the signature page of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A(T). Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2007, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Report of Management on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 8B. Other Information.

None

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the names and ages of our current directors, executive officers and key consultants as well as the principal offices and positions held by each person. We are managed by our Board of Directors. Currently, the Board has two members. Our executive officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected an executive officer.

Name	Age	Position with Pegasus	Year First Became a Director
Carl E. Worboys	65	President and Director	2004
John F. Passalaqua	72	Chief Financial Officer, Secretary and Director	2004

Biographies

Carl E. Worboys is a practicing attorney in the State of New York.  He has been active in the public payphone business for several clients.  From 1992 to 2004, Mr. Worboys was in charge of regulatory affairs for American Telecommunications Enterprises, Inc., a long distance carrier, and is responsible for the development of payphone leasing programs for the carrier.  From October 2004 to September 2006, Mr. Worboys served as an executive officer and director of Dolce Ventures, Inc.

John F. Passalaqua has been serving as the Chief Financial Officer, Secretary and Director of the company since October 2004. Mr. Passalaqua served as technical support employee for several payphone companies in the local area, including Daytone, Inc., a New York based phone company from September 2001 to September 2004. He was elected an officer and director of Dolce Ventures, Inc. in October 2004 through September 2006.

Involvement in Certain Legal Proceedings

During the past five years no director or executive officer of the company (i) has been involved as a general partner or executive officer of any business which has filed a bankruptcy petition; (ii) has been convicted in any criminal proceeding nor is subject to any pending criminal proceeding; (iii) has been subjected to any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (iv) has been found by a court, the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC of forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Item 405 of Regulation S-B requires every small business issuer that has a class of equity securities registered pursuant to Section 12 of the Exchange Act to identify each person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than 10 percent of any class of equity securities registered pursuant to Section 12 of the Exchange Act that failed to file on a timely basis, as disclosed in the above forms as well as other information.  As of the date hereof, our executive officers and directors: Carl E. Worboys (President and Director) and John F. Passalaqua (Chief Financial Officer, Secretary and Director) and the stockholders listed in Item 11 who beneficially own more than 10% of our common stock have not filed their Forms 3, 4 or 5 with the Securities and Exchange Commission.  Such persons are anticipated to file such forms in the future.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serves in all the above capacities.

Item 10. Executive Compensation.

No compensation has been awarded to, earned by or paid to our officers or directors since our inception in 2002. Management has agreed to act without compensation until authorized by our Board of Directors. As of the date of this Annual Report, we have no funds available to pay officers or directors. Further, our officers and directors are not accruing any compensation pursuant to any agreement with us.

Indemnity

The Articles of Incorporation provide for indemnification to the full extent permitted by the laws of the State of Delaware for each person who becomes a party to any civil or criminal action or proceeding by reason of the fact that he, or his testator, or intestate, is or was a director or officer of the corporation or served any other corporation of any type or kind, domestic or foreign in any capacity at the request of the corporation.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Securities Act and is, therefore, unenforceable.

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the year ended December 31, 2007, no director expenses were reimbursed.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table on the following page sets forth certain information concerning the beneficial ownership of our common stock by (i) each person known by us to be the owner of more than 5% of our outstanding common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group, without naming them assuming the completion of the spin-off to stockholders of record as of August 31, 2006, the Record Date. In general, “beneficial ownership” includes those shares a shareholder has the power to vote or the power to transfer, and stock options and other rights to acquire Common Stock that are exercisable currently or become exercisable within 60 days.

Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.  Unless otherwise indicated, the address of each of reporting person is c/o Pegasus Tel, Inc., 118 Chatham Road, Syracuse, NY 13203.

Beneficial Owner	Amount and Nature of Beneficial Ownership As of the Record Date	Percentage of Beneficial Ownership (1)

Sino Gas International Holdings, Inc. The Farmhouse 558 Lime Rock Road Lime Rock, CT 06039	5,100,000	100%

Carl E. Worboys President and Director	0	--

John F. Passalaqua Chief Financial Officer, Secretary and Director	0	--

All Officers and Directors as a group (without naming them) (2 persons)	0	--

(1)
Based on 5,100,00 shares of common to stock issued and outstanding as of December 31, 2007 and reflects a 5,100 to one (5,100:1) forward stock split, for an aggregate of 5,100,000 shares of common stock, effected on May 15, 2007.

Summary of Trust Agreement

On November 1, 2007, a trust agreement (the “Trust” or “Agreement”) was entered into between Sino Gas International Holdings, Inc. (“Sino”) and Carl Worboys, Esq. (“Trustee”). It was resolved by the Board of Directors of Sino that 100% of the shares of Pegasus Tel, Inc., (“Pegasus”) a wholly-owned subsidiary of Sino, be distributed pro rata to the Shareholders of Sino, effectively spinning off Pegasus from Sino to operate as an independent entity not affiliated with Sino.

In order to legally effectuate this distribution of shares, Pegasus is required to file an information statement with the Securities and Exchange Commission (“SEC” or “Commission”). As of the date of this annual report, no information statement has been filed with the SEC. The parties have agreed to place all of the distribution shares in the custody of the Trustee, an Attorney at Law, pending the filing and Notice of Effectiveness with the SEC of the required information statement.

The Trustee shall hold the distribution shares in trust for the benefit of the Sino shareholders, and is not legally permitted to distribute such shares until all of the conditions of the spinoff have occurred.

See Exhibit 10.1 attached hereto for the complete text of the Trust Agreement.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, no transactions have occurred since the beginning of the Company’s last fiscal year or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5 % of any class of the Company’s securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest:

Item 13. Exhibits and Reports on Form 8-K

(a)           The following exhibits required by Item 601 of Regulation S-B are filed with this Annual Statement.

Exhibit No.	Description
3.1*	Articles of Incorporation, dated February 19, 2002
3.2*	Amended Articles of Incorporation, dated September 21, 2006
3.3*	Amendment to the Articles of Incorporation, dated September 18, 2006.
3.4**	Amendment to Articles of Incorporation, date May 15, 2007
3.5*	By-laws
4.1*	Form of Common Stock Certificate
10.1	Trust Agreement – Carl E. Worboys
31.1	Rule 13a-14/15d-14(a) Certification of Carl E. Worboys
31.2	Rule 13a-14/15d-14(a) Certification of John F. Passalaqua
32.1	Section 1350 Certification of Carl E. Worboys
32.2	Section 1350 Certification of John F. Passalaqua

* Filed as an exhibit to the Company’s Form 10-SB/Amendment No. 1 (File No.: 000-52628) filed with the SEC on May 7, 2007 and incorporated by reference herein.

** Filed as an exhibit to the Company’s Form 10-SB (File No.: 000-52628) filed with the SEC on October 16, 2007 and incorporated by reference herein.

(b)           Reports on Form 8-K.                                           None

Item 14.  Principal Accountant Fees and Services

Robison, Hill & Co. is the Company’s independent registered public accounting firm. The Company does not have a separately standing audit committee. The Company’s Board of Directors, which consists of two members, Carl Worboys, the Company’s President, and John F. Passalaqua, the Company’s Chief Financial Officer, perform the duties and responsibilities of the audit committee, including the appointment and oversight of the Company’s independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Robison, Hill & Co. for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB or services that are normally provided in connection with statutory and regulatory filings were $ 15,430and $0 for fiscal year ended December 31, 2007 and 2006, respectively.

Audit-Related Fees

Robison, Hill & Co.  fees billed for assurance and related services related to the audit or review of the Company’s financial statements were $0 and  $0 for the fiscal years ended December 31, 2007 and 2006, respectively.

Tax Fees

Robison, Hill & Co. fees billed for professional services for tax compliance, tax advice, and tax planning were $170 and $0 for the fiscal years ended December 31, 2007 and 2006.

All Other Fees

Robison, Hill & Co. fees billed for other products and services were $ 0 for the fiscal years ended December 31, 2007 and 2006.

PEGASUS TEL, INC.
(A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

DECEMBER 31, 2007

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Pegasus Tel, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Pegasus Tel, Inc (a development stage company) as of December 31, 2007, and 2006, and the related statements of operations, and cash flows for the years ended December 31, 2007, and 2006, and the cumulative since February 19, 2002 (inception) to December 31, 2007, and the statement of stockholder’s equity since February 19, 2002 (inception) to December 31, 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pegasus Tel, Inc (a development stage company) as of December 31, 2007, and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007, and 2006 and the cumulative since February 19, 2002 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses of approximately $141,000, has a liquidity problem and has minimal revenues, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  \s\ Robison, Hill & Co..
                                          Certified Public Accountants

Salt Lake City, Utah
March 31, 2008

PEGASUS TEL, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2007	2006
Assets:
Cash and Cash Equivalents	$425	$205
Accounts Receivable	1,911	240

Total Current Assets	2,336	445

Property and Equipment:
Payphone Equipment	12,600	12,600
Less Accumulated Depreciation	(12,600)	(12,091)

Net Property and Equipment	-	509

Total Assets	$2,336	$954

Liabilities:
Accounts Payable	$31,409	$2,962
Related Party Accounts Payable	10,897	10,897
Accrued Interest	3,441	95
Related Party Notes Payable	40,300	5,000

Current Liabilities	86,047	18,954

Total Liabilities	86,047	18,954

Stockholders' Equity:
Preferred Stock, Par value $0.0001, Authorized 10,000,000
shares, Issued 0 shares at December 31, 2007
and December 31, 2006	-	-
Common Stock, Par value $0.0001, Authorized 100,000,000
shares; Issued 5,100,000 shares at December 31, 2007
and December 31, 2006	510	510
Paid-In Capital	57,174	57,174
Deficit Accumulated During Development Stage	(141,395)	(75,684)
Total Stockholders' Equity	(83,711)	(18,000)

Total Liabilities and Stockholders' Equity	$2,336	$954

The accompanying notes are an integral part of these financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since
			February 19,
			2002
	For the Year Ended		Inception of
	December 31,		Development
	2007	2006	Stage
Revenues	$10,059	$2,138	$53,699
Costs of Services	(5,904)	(6,601)	(54,943)

Gross Margin	4,155	(4,463)	(1,244)

Expenses
Accounting	16,200	7,657	38,802
Advertising	-	770	770
Bookkeeping	4,048	2,272	6,320
General and Administrative	1,211	659	9,001
Legal	45,000	-	58,790
Outside Services	-	615	21,983

Operating Expenses	66,459	11,973	135,666

Other (Income) Expense
Interest, Net	(3,347)	(95)	(3,441)

Net Loss Before Taxes	(65,651)	(16,531)	(140,351)

Income and Franchise Tax	(60)	(65)	(1,044)

Net Loss	$(65,711)	$(16,596)	$(141,395)

Loss per Share, Basic &
Diluted	$(0.01)	$(0.00)

Weighted Average Shares
Outstanding	5,100,000	5,100,000

The accompanying notes are an integral part of these financial statements.

PEGASUS TEL.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
				Since
				February 19,
				2002	Total
				Inception of	Stockholders'
	Common Stock		Paid in	Development	Equity
	Shares	Par Value	Capital	Stage	Difficency

Balance at February 19, 2002	-	$-	$-	$-	$-

Net Loss	-	-	-	(25,809)	(25,809)

Balance at December 31, 2002	-	-	-	(25,809)	(25,809)

December 31, 2003, Stock Issued as Intercompany Dues	1,000	1	999	-	1,000

Forward Stock Split 5,100 to 1	5,099,000	509	(509)		-

Net Loss	-	-	-	(15,704)	(15,704)

Balance at December 31, 2003	5,100,000	510	490	(41,513)	(40,513)

Net Loss	-	-	-	(6,508)	(6,508)

Balance at December 31, 2004	5,100,000	510	490	(48,021)	(47,021)

Net Loss	-	-	-	(11,067)	(11,067)

Balance at December 31, 2005	5,100,000	510	490	(59,088)	(58,088)

December 31, 2006, Capital Contributed	-	-	56,684	-	56,684

Net Loss	-	-	-	(16,596)	(16,596)

Balance at December 31, 2006	5,100,000	510	57,174	(75,684)	(18,000)

Net Loss	-	-	-	(65,711)	(65,711)

Balance at December 31, 2007	5,100,000	$510	$57,174	$(141,395)	$(83,711)

The accompanying notes are an integral part of these financial statements

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Cumulative
			Since
			February 19,
			2002
	For the Year Ended		Inception of
	December 31,		Development
	2007	2006	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(65,711)	$(16,596)	$(141,395)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and Amortization	509	2,400	12,600
Changes in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	(1,671)	2,256	(1,911)
Increase (Decrease) in Accounts Payable	28,447	(7,807)	31,409
Increase (Decrease) in Related Party Payable	-	10,897	10,897
Increase (Decrease) in Interest Payable	3,346	95	3,441
Decrease (Increase) in Intercompany Dues	-	-	56,684
Net Cash Used in Operating Activities	(35,080)	(8,755)	(28,275)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by Investing Activities	-	-	(11,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Related Party Notes Payable	35,300	5,000	40,300
Net Cash Provided by Financing Activities	35,300	5,000	40,300

Net (Decrease) Increase in Cash	220	(3,755)	425
Cash at Beginning of Period	205	`	-
Cash at End of Period	$425	$(3,755)	$425

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and Income Taxes	$60	$167	$1,044

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through contributed capital
and property and equipment	$-	$56,684	$56,684

The accompanying notes are an integral part of these financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $ 141,400 for the period from February 19, 2002 (inception) to December 31, 2007, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
(Continued)

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

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

Coin revenues are recorded in an equal amount to the coins collected.  Revenues on commissions and telephone equipment and sales are realized on the date when the telephone repair services are provided or the telecommunication supplies are received by the customer. Dial Around revenues are earned when a customer uses the Company’s payphone to gain access to a different long distance carrier than is already programmed into the phone. The Dial Around revenue is recognized when the billing and collection agent of the Company, APCC, calculates and compensates the Company for the use of the payphone on a quarterly basis by billing the actual party’s long distance carrier that received the calls.  The date of the Dial Around revenue recognition is determined when this compensation is collected and deposited into the Company’s bank account.

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of December 31, 2007 and 2006, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2007 and 2006, the Company has determined an allowance for doubtful accounts is not necessary.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $425 and $205 as of December 31, 2007 and 2006 all of which was fully covered by federal depository insurance.

Accounts Receivable

Accounts Receivable consists of Local Service revenue and Commission Revenue. The Accounts Receivable was $ 1,911 and $ 240 in 2007 and 2006 respectively.

Fixed Assets

Fixed assets are stated at cost. Depreciation expense for the years ended December 2007 and 2006 were $509 and $2,400 respectively. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows:

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

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders’ by the weighted average number of common shares outstanding during the period.  There were no common equivalent shares outstanding during the periods ended December 31, 2007 and 2006.

Financial Instruments

The Company’s financial assets and liabilities consist of cash, accounts receivable, property and equipment, and accounts payable. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the sort-term maturities of these instruments.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No.109, “Accounting for Income Taxes.”  SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification

Certain reclassifications have been made in the 2006 financial statements to conform to the December 31, 2007 presentation.

Recent Accounting Standards

In February 2007, the FASB issued SFAS no, 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, “Disclosures about Fair Value of Financial Instruments.”SFAS 159 is effective for the Company as of the beginning of fiscal year 2008.  The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SPAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ deficit. The Company would also be required to present any net income attributable to the stockholders of the Company separately in its condensed consolidated statement of operations. SFAS 160 is effective for fiscal years, and interim periods within those

PEGASUS TEL, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

In December 2007, the Financial Accounting Standards Board ( “FASB”) issued Statement of Financials Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SPAS No. 141 “Business Combinations”. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interest, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring cost be expensed as incurred rather than capitalized a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

In March 2008, the FASB issued No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  (“SFAS 161").  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

PEGASUS TEL, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
(Continued)
NOTE 2 - INCOME TAXES

As of December 31, 2007, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $ 132,437 that may be offset against future taxable income through 2025.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2007		2006
Net Operating Losses		$45,029	$22,600
Valuation Allowance		(45,029)	(22,600)
	$	- -	$______ -_

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:

	2007	2006
Provision (Benefit) at US Statutory Rate	$22,342	$5,600
Other Adjustments	87	-
Increase (Decrease)_in Valuation Allowance	(22,429)	(5,600	) -
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

PEGASUS TEL, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
(Continued)

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

NOTE 4 – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s financial position and results of operations. At January 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits during 2007.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2004. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States (a)	2004– Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

PEGASUS TEL, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
(Continued)

NOTE 5 - COMMITMENTS

As of December 31, 2007, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 - COMMON STOCK TRANSACTIONS

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

On May 15, 2007, the Company filed an Amended Certificate of Incorporation and there was forward stock split 5,100 to 1.  This change is retro-active and therefore changes the 1,000 shares of common stock issued on December 31, 2003 to 5,100,000 shares of common stock.  The par value remains at $ .0001 per share.

NOTE 7-CONTRIBUTED CAPITAL

As of September 9, 2006, Dolce Ventures Inc., the parent company of Pegasus Tel, Inc., had a receivable outstanding with the Company in the amount of $56,684. As of December 31, 2007 Dolce Ventures Inc. forgave this balance and the Company recorded a contributed capital in the amount of $56,684.

NOTE 8 – INTERCOMPANY TRANSACTIONS

As Pegasus Tel, Inc. is the subsidiary of Dolce Ventures Inc., all transactions between the companies were considered Intercompany Dues.  These transactions included investments and contributions to Pegasus Tel, Inc. from Dolce Ventures Inc. to cover outside expenses and liabilities to maintain the corporation since inception of the Company.  During 2006 Dolce forgave this payable in the amount of $56,684

PEGASUS TEL, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
(Continued)

NOTE 9 – RELATED PARTY ACCOUNTS PAYABLE

During 2006, an Officer of the Company, Joseph Passalaqua, has advanced the company $10,673. This is an accounts payable. As of December 31, 2006 and 2007 the Company owes $10,673.

During 2006, an Officer of the Company, Carl Worboys, has advanced the Company $224. This is an accounts payable. As of December 31, 2006 and 2007 the Company owes $ 224.

NOTE 10 – RELATED PARTY NOTES PAYABLE

During 2006 and 2007 an Officer of the Company, Mary Passalaqua, has advanced the Company $ 35,300.  The notes are accruing 10% simple interest per annum and are payable in full upon demand. As of December 31, 2006 and 2007, the Company owed $ 5,000 and $ 35,300 related to these notes and had accrued $95 and $ 3,321 in simple interest, respectively.

During 2007, an Officer of the Company, Joseph Passalaqua has advanced the company $ 5,000. The note is accruing 10% simple interest per annum and is payable in full upon demand.  As of December 31, 2007, the company owes $5,000 on the related to this note and has accrued $25 in simple interest.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEGASUS TEL, INC.

Date: March 31, 2008	By:	/s/ CARL E. WORBOYS
Carl E. Worboys
President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date March 31, 2008	/s/ CARL E. WORBOYS
Carl E. Worboys
President, and Director (Principal Executive Officer)

Date: March 31, 2008	/s/ JOHN F. PASSALAQUA
John F. Passalaqua Chief Financial Officer and Director (Principal Financial and Accounting Officer)