Form 10-Q
period 2008-03-31
Pegasus Tel, Inc
filed 2008-05-12
CIK 1377469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2008
OR
[ ]	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

	Commission file number:	0-5268
PEGASUS TEL, INC.
(Exact Name of Registrant as Specified in Its Charter)
	Delaware	41-2039686
	(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
	118 Chatham Road, Syracuse, NY	13203
	(Address of Principal Executive Offices)	(Zip Code)
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
[ X ] Yes      [   ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[    ] Yes      [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. There were 5,100,000 shares of common stock, par value $0.0001 per share, issued and outstanding as of November 14, 2007.

Transitional Small Business Disclosure Format (check one):                                                                                                                     [    ] Yes      [X] No

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets as March 31, 2008 (Unaudited) and December 31, 2007	3
	Statements of Operations For the three months ended March 31, 2008 (Unaudited) and For the three months ended March 31, 2007 (Unaudited) and For the cumulative period from February 19, 2002 (inception) to March 31, 2008 (Unaudited)	4
	Statements of Cash Flows For the three months ended March 31, 2008 (Unaudited) and For the three months ended March 31, 2007 (Unaudited) and For the cumulative period from February 19, 2002 (inception) to March 31, 2008 (Unaudited)	5
	Notes to Financial Statements	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION		21
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

SIGNATURES		26

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements and Footnotes

PEGASUS TEL, INC.
(A Development Stage Company)
BALANCE SHEETS
	(Unaudited)
	March 31,	December 31,
	2008	2007
Assets:
Cash and Cash Equivalents	$144	$425
Accounts Receivable	1,941	1,911

Total Current Assets	2,085	2,336

Property and Equipment:
Payphone Equipment	12,600	12,600
Less Accumulated Depreciation	(12,600)	(12,600)

Net Property and Equipment	-	-

Total Assets	$2,085	$2,336

Liabilities:
Accounts Payable	$30,599	$31,409
Related Party Accounts Payable	10,897	10,897
Accrued Interest	5,152	3,441
Related Party Notes Payable	58,600	40,300

Current Liabilities	105,248	86,047

Total Liabilities	105,248	86,047

Stockholders' Equity:
Preferred Stock, Par value $0.0001,
Authorized 10,000,000 shares, Issued 0 shares at
March 31, 2008 and December 31, 2007	-	-
Common Stock, Par value $0.0001,
Authorized 100,000,000 shares; Issued 5,100,000 shares at
March 31, 2008 and December 31, 2007	510	510
Paid-In Capital	57,174	57,174
Deficit Accumulated During Development Stage	(160,847)	(141,395)
Total Stockholders' Equity	(103,163)	(83,711)

Total Liabilities and Stockholders' Equity	$2,085	$2,336

The accompanying notes are an integral part of these financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since
			February 19,
	(Unaudited)		2002
	For the Three Months Ended		Inception of
	March 31,		Development
	2008	2007	Stage
Revenues	$1,652	$3,481	$55,351
Costs of Services	(955)	(2,482)	(55,898)

Gross Margin	697	999	(547)

Expenses
Accounting	-	-	38,802
Advertising	-	-	770
Bookkeeping	1,757	478	8,077
General and Administrative	264	118	9,265
Legal	16,000	-	74,790
Outside Services	-	-	21,983

Operating Expenses	18,021	596	153,687

Operating Income (Loss)	(17,324)	403	(154,234)

Other (Income) Expense
Interest, Net	(1,711)	(125)	(5,152)

Net Income (Loss) Before Taxes	(19,035)	278	(159,386)

Income and Franchise Tax	(417)	-	(1,461)

Net Income (Loss)	$(19,452)	$278	$(160,847)

Loss per Share, Basic &
Diluted	$-	$-

Weighted Average Shares
Outstanding	5,100,000	5,100,000

The accompanying notes are an integral part of these financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Cumulative
			Since
			February 19,
	(Unaudited)		2002
	For the Three Months Ended		Inception of
	March 31,		Development
	2008	2007	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss (Income) for the Period	$(19,452)	$278	$(160,847)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and Amortization	-	390	12,600
Changes in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	(30)	(1,339)	(1,941)
Increase (Decrease) in Accounts Payable	(810)	389	30,599
Increase (Decrease) in Related Party Payable	-	-	10,897
Increase (Decrease) in Interest Payable	1,711	124	5,152
Decrease (Increase) in Intercompany Dues	-	-	56,684
Net Cash Used in Operating Activities	(18,581)	(158)	(46,856)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	-	-	(11,600)
Net cash provided by Investing Activities	-	-	(11,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Related Party Notes Payable	18,300	-	58,600
Net Cash Provided by Financing Activities	18,300	-	58,600

Net (Decrease) Increase in Cash	(281)	(158)	144
Cash at Beginning of Period	425	205	-
Cash at End of Period	$144	$47	$144

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and Income Taxes	$417	$-	$1,461

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through contributed capital
and property and equipment	$-	$56,684	$56,684

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

Interim Financial Statements

The unaudited financial statements as of March 31, 2008 and the three months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Pegasus Tel., Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $160,800 for the period from February 19, 2002 (inception) to March 31, 2008, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of March 31, 2008 and December 31, 2007, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of March 31, 2008 and December 31, 2007, the Company has determined an allowance for doubtful accounts is not necessary.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $144 and $425 as of March 31, 2008 and December 31, 2007, all of which was fully covered by federal depository insurance.

Accounts Receivable

Accounts Receivable consists of Dial Around revenue, Local Service revenue and Commission revenue. The Accounts Receivable as of March 31, 2008 and December 31, 2008 was $1,911 and $1,941, respectively.

Fixed Assets

Fixed assets are stated at cost. Depreciation expense for the three months ended March 31, 2008 and 2007 were $0 and $390, respectively. As of March 31, 2008 the Payphone Equipment has been fully depreciated.  Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows:

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders’ by the weighted average number of common shares outstanding during the period.  There were no common equivalent shares outstanding during the periods ended March 31, 2008 and March 31, 2007.

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification

Certain reclassifications have been made in the 2007 financial statements to conform to the March 31, 2008 presentation.

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

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
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

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 2 - INCOME TAXES

As of December 31, 2007, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $132,437 that may be offset against future taxable income through 2025.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2007		2006
Net Operating Losses		$45,029	$22,600
Valuation Allowance		$(45,029)	$(22,600)
	$	- -	$______ -_

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:

	2007	2006
Provision (Benefit) at US Statutory Rate	$22,342	$5,600
Other Adjustments	$87	$-
Increase (Decrease)_in Valuation Allowance	$(22,429)	$(5,600)
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
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

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 5 - COMMITMENTS

As of March 31, 2008, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 9 – RELATED PARTY ACCOUNTS PAYABLE

During 2006, an Officer of the Company, Joseph Passalaqua, has advanced the company $10,673. This is an accounts payable. As of March 31, 2008 and December 31, 2007 the Company owes $10,673.

During 2006, an Officer of the Company, Carl Worboys, has advanced the Company $224. This is an accounts payable. As of March 31, 2008 and December 31, 2007 the Company owes $ 224.

NOTE 10 – RELATED PARTY NOTES PAYABLE

During 2007, an Officer of the Company, Joseph Passalaqua, advanced the company $ 5,000. The note is accruing 10% simple interest per annum and is payable in full upon demand.  As of March 31, 2008 and December 31, 2007, the company owes $5,000 related to this note and has accrued $125 and $25 in simple interest respectfully.

During 2006, 2007, and 2008 an Officer of the Company, Mary Passalaqua, has advanced the Company $53,600.  The notes are accruing 10% and 15% simple interest per annum and are payable in full upon demand. As of March 31, 2008 and December 31, 2007, the Company owed $53,600 and $35,300 related to these notes and had accrued $4,907 and $3,321 in simple interest, respectively.

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

As reported by Sino Gas in its Annual Report on Form 10-KSB, Sino Gas plans to spin off Pegasus to its stockholders as of August 30, 2006, or the Record Date. As described below, the business purposes and geographical focus of Sino Gas and Pegasus are disparate in nature, with Sino Gas engaged in the development of natural gas distribution systems in People’s Republic of China, or the PRC or China, and Pegasus owning and operating a total of 15 payphones in New York State as of March 31, 2008.  Due to these reasons, Sino Gas believes it is in its stockholders’ best interests to spin-off Pegasus.

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

Basis of Presentation

The following discussion and analysis is based on our unaudited financial statements for the three months ended March 31, 2008 and 2007. In the opinion of management, the financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessary indicative of results to be expected for the entire year.

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

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Results of Operations

Our total revenue decreased by $1,829, or approximately 53%, from $3,481 for the three months ended March 31, 2007 to $1,652 for the three months ended March 31, 2008.  The decrease is primarily due to a lower amount of commission revenue received on “dial-around” calls and a decline in the amount coin collected due to lower payphone use.

Our coin call revenues decreased by $863, or approximately 67%, from $1,295 for the three months ended March 31, 2007 to $432 for three months ended March 31, 2008.  The decrease is primarily due to a decline in payphone use which generated lower coin collected in the first quarter of 2008.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial-around” revenue and operator service revenue increased by $966, or approximately 44%, from  $2,186 for the three months ended March 31, 2007 to $1,220 for the three months ended March 31, 2008.  The decrease is primarily due to a lower amount of commission revenue received on “dial-around” calls. The decline was not unique to a particular carrier but an overall decline in the number of paid calls.  The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Costs of Services

Our overall cost of services decreased by $1,527 or approximately 62%, from $2,482 for the three months ended March 31, 2007 to $955 for the three months ended March 31, 2008. Cost of services is made up of commission expense, telecommunication costs, and depreciation expense.  Commissions decreased by $611 for the three months ended March 31, 2008 due to a lower number of calls.  The telecommunication costs decreased by $526 due to a lower demand in telecommunication services and products when compared to the same period in 2007. Depreciation decreased by $ 390 for the three months ended March 31, 2008 when compared to the same period in 2007.  As of the last quarter of 2007, the payphone equipment has been fully depreciated.  We own telephone equipment which provides a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense each year over its useful life and the amount of the expense in each year is determined in a rational and systematic manner.

Operation and Administrative Expenses

Operating expenses increased by $17,425, or approximately 2,924%, from $596 for the three months ended March 31, 2007 to $18,021 for three months ended March 31, 2008.  Professional fees increased by $17,279 in three months ended March 31, 2008 when compared with the same period in 2007. These are fees we pay to accountants and attorneys throughout the quarter for performing various tasks. Office expense, which primarily makes up the General and Administrative expenses, increased by $146 for the three months ended March 31, 2008 when compared to the same period ending 2007.

Liquidity and Capital Resources

Our primary source of liquidity has been from borrowing funds from certain executive officers and principal stockholders related to executive officers. As of March 31, 2008, we had $144 in cash and cash equivalents and an accumulated deficit of $160,847.  As of December 31, 2007, we had $425 cash and cash equivalents on hand, and accumulated deficit of $141,395.  Our net loss for the three months ended March 31, 2008 was $ 19,452 and our net gain for the three months ended March 31, 2007 was $278.   Our accounts receivable for the three months ended March 31, 2008 and December 31, 2007 was $1,941 and $1,911 respectfully.

As of March 31, 2008, we have a related party accounts payable to Joseph Passalaqua in the amount of $ 10,673 and a note payable of 5,000 that is 10% simple interest bearing per annum. The company also has notes payable to Mary Passalaqua in the amount of $ 53,600 that range between 10% and 15% simple interest bearing per annum and a related party accounts payable to Carl Worboys in the amount of $ 224.  All notes are payable upon demand. Although we believe that our current cash from borrowings will be insufficient to fund our operations and to satisfy our long-term liquidity needs for the next twelve months, we intend to raise additional capital from future borrowings and financings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market and Competition

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from the fact that the area in which we do business is highly competitive and constantly evolving. We face competition from the larger and more established companies -- from companies that develop new technology, as well as the many smaller companies throughout the country. The last several years have shown a marked increase in the use of cellular phones and toll free services which cut into our potential payphone customer base. Companies that have greater resources, including but not limited to, a larger sales force, more money, larger manufacturing capabilities and greater ability to expand their markets also cut into our potential payphone customers. Many of our competitors have longer operating histories, significantly greater financial strength, nationwide advertising coverage and other resources that we do not have. Our competitors might introduce a less expensive or more improved payphone. These, as well as other factors can have a negative impact on our income.

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

We are unable to predict definitively the impact that the ongoing changes in the telecommunications industry will ultimately have on our business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, the timing and outcome of various regulatory proceedings and any appeals, and the timing, extent and success of our pursuit of new opportunities

Item 4.  Controls and Procedures.

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

Item 1A.  Risk Factors

In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

We are a development stage company and have history of losses since our inception.  If we cannot reverse our losses, we will have to discontinue operations.

As of March 31, 2008, we had $144 in cash and cash equivalents and an accumulated deficit of $160,847.  As of December 31, 2007, we had $425 cash and cash equivalents on hand, and accumulated deficit of $141,395.  Our net loss for the three months ended March 31, 2008 was $19,452, causing our auditors to express their doubt as to our ability to continue as a going concern. We anticipate incurring losses in the near future.  We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

Our history of losses is expected to continue and will need to obtain additional capital financing in the future.
We have a history of losses and expect to generate losses until such a time when we can become profitable in the collection of payphone service fees. As of March 31, 2008, we have a related party accounts payable to Joseph Passalaqua in the amount of $ 10,673 and a note payable of 5,000 that is 10% simple interest bearing per annum. The company also has notes payable to Mary Passalaqua in the amount of $ 53,600 that range between 10% and 15% simple interest bearing per annum and a related party accounts payable to Carl Worboys in the amount of $ 224.  All notes are payable upon demand. Although we believe that our current cash from borrowings will be insufficient to fund our operations and to satisfy our long-term liquidity needs for the next twelve months, we intend to raise additional capital from future borrowings and financings.

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

PEGASUS TEL, INC.

Dated: May 9, 2008	By:	/s/ JOHN PASSALAQUA
John Passalaqua Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Carl E. Worboys, the Principal Executive Officer of Pegasus Tel, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification by John Passalaqua, the Principal Accounting and Financial Officer of Pegasus Tel, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Carl E. Worboys, the Principal Executive Officer of Pegasus Tel, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2
Certification of John Passalaqua, the Principal Accounting and Financial Officer of Pegasus Tel, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002