Form 10-K
period 2009-12-31
Pegasus Tel, Inc
filed 2010-03-24
CIK 1377469

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number : 333-162516
CIK Number: 0001377469
_______________________________________________

PEGASUS TEL, INC.

(Exact name of registrant as specified in its charter)
______________________________________________

DELAWARE	41-2039686
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

118 Chatham Road, Syracuse, NY	13203
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code: Issuer’s telephone number: (315) 491-8262 Carl E. Worboys 118 Chatham Road Syracuse, NY 13203 Telephone: (315) 491-8262
With a copy to:

The Sourlis Law Firm
Virginia K. Sourlis, Esq.
214 Broad Street
Red Bank, New Jersey 07701
www.SourlisLaw.com
Telephone: (732) 530-9007
Facsimile: (732) 530-9008
_____________________________________________

Securities registered under Section 12(b) of the Exchange Act:
None.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.0001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]   No [ X ]

As of December 31, 2009, 20,215,136 shares of the Company's $.0001 par value common stock were issued and outstanding.

State issuer’s revenues for its most recent fiscal year: $4,771

As of March 24, 2010 the aggregate market value of the 7,107,991 shares common stock held by non-affiliates was approximately $711 based upon the par value of $.0001. As of December 31, 2009, there were 20,215,136 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes [  ]    No [ X ]

PART I.

FORWARD LOOKING STATEMENTS

When used in this Prospectus, the words or phrases “will likely result,” “we expect,” “will continue,” “anticipate,” “estimate,” “project,” ”outlook,” “could,” “would,” “may,” or similar expressions are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and uncertainties include, among others, success in reaching target markets for products in a highly competitive market and the ability to attract future customers, the size and timing of additional significant orders and their fulfillment, the success of our business emphasis, the ability to finance and sustain operations, the ability to raise equity capital in the future despite, and the size and timing of additional significant orders and their fulfillment. We have no obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

ITEM 1.  BUSINESS ..

Pegasus Tel, Inc., or Pegasus, was incorporated under the laws of the State of Delaware on February 19, 2002 to enter into the telecommunication business.

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

On September 21, 2006, the Company filed Amended and Restated Certificate of Incorporation increasing its authorized capital to 110,000,000 shares, of which 100,000,000 shares were designated as Common Stock, par value $0.0001 per share, and the remaining 10,000,000 as Preferred Stock, par value $0.0001 per share.  The designations and the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualifications, and terms and conditions of redemption of such shares shall be determined by the Board of Directors from time to time, without stockholder approval.

On May 7, 2007, we filed a Registration Statement on Form 10-SB (File No.: 0-52628), or the Registration Statement, with the SEC to register the Pegasus common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Registration Statement went effective on July 6, 2007 through the operation of law 60 days after its initial filing. On March 23, 2009, we filed with the SEC a Form 15 to deregister our common stock under Section 12(g) of the Exchange Act and to terminate our status as a reporting company under the Exchange Act.

On May 15, 2007, the Company filed an Amended Certificate of Incorporation to effectuate a forward stock split 5,100 to 1.  This change is retro-active and therefore changes the 1,000 shares of common stock issued on December 31, 2003 to 5,100,000 shares of common stock.  The par value remains at $.0001 per share.

On August 5, 2008, Pegasus filed a Certificate of Designations, Powers, Preferences and Rights (the “Certificate of Designation”) with the Secretary of State of the State of Delaware thereby designating 2,000,000 shares of preferred stock as Series A Convertible Preferred Stock, $0.0001 (the “Series A Preferred Stock”).  The Certificate of Incorporation of Pegasus authorizes the designation and issuance of an aggregate of ten million (10,000,000) shares of preferred stock in one or more series with all rights and privileges determined by the Board of Directors of Pegasus.  Prior to the filing of the Certificate of Designation, there were no shares of preferred stock designated or issued. Pursuant to the Certificate of Designation, each share of Series A Preferred Stock may be converted at any time by Pegasus or the holders thereof into ten (10) fully-paid and non-assessable shares of Pegasus Common Stock.

 On August 15, 2008, Pegasus issued an aggregate of 1,800,000 shares of Series A Preferred Stock to an aggregate of 17 individuals pursuant to a Securities Purchase Agreement for $0.0001per share of Series A Preferred Stock. Pegasus issued the Series A Preferred Stock pursuant to an exemption under Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities. The shares of Series A Preferred Stock were “restricted securities” (as such term is defined in the Securities Act).

On August 18, 2008, Sino Gas International Holdings, Inc., a Utah corporation, or Sino, (OTCBB: SGAS), our former parent company, distributed to its stockholders of record as of August 15, 2008, 100% of the issued and outstanding common stock of Pegasus.  The ratio of distribution was one (1) share of common stock of Pegasus for every twelve (12) shares of  common stock of Sino (1:12).  Fractional shares were rounded up to the nearest whole-number.  An aggregate of 2,215,136 shares of Pegasus common stock were issued pursuant to the distribution to an aggregate of 167 Sino stockholders. The Pegasus common stock issued were and remain “restricted securities” (as defined in Rule 144 of the Securities Act of 1933, as amended).
On August 18, 2008 and pursuant to the Certificate of Designation, Pegasus converted an aggregate of 1,800,000 shares of Series A Preferred Stock into an aggregate of 18,000,000 shares of Pegasus common stock.  Pegasus issued the common stock pursuant to Section 3(a)(9) of the Securities Act due to the fact that the securities were exchanged upon conversion of the Series A Preferred Stock held by existing security holders and there was no commission or other remuneration paid or given directly or indirectly for soliciting such exchange.

On March 23, 2009, Pegasus filed a Form 15 (File No. 000-52628) with the Securities and Exchange Commission pursuant to which the Company de-registered its class of Common Stock under the Securities Exchange Act of 1934, as amended.

On October 15, 2009, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission and on December 28, 2009 the Company’s Registration Statement went effective.

Services and Products

We own, operate and manage privately owned public payphones in the County of Delaware, State of New York. As of December 31, 2009, we owned, operated, and managed 11 payphones, with 2 payphones removed when compared with 2008.  The Company does not have any long-term agreements with the customers of these payphones and they may terminate our license to operate at will.  We may pay site owners a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include, but are not limited to, retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. In the alternative, our agreement with business owners may be to provide the telecommunications services without the payment of any commissions.

The chart below describes the specific location of each of our 11 payphones respectively and the amount of revenue generated by each payphone for the audited fiscal years ended December 31, 2009.
No.:	Location	2009
1	Andes Hotel 110 Main St., Andes, NY 13731	$332
2	Andes Public Booth 21 Main St., Andes, NY 13731	$240
3	Margaretville Central School 415 Main St., Margaretville, NY 12455	$400
4	Margaretville Memorial Hospital 42084 State Hwy. 28, Margaretville, NY 12455 (downstairs)	$250
5	Margaretville Memorial Hospital 42084 State Hwy. 28, Margaretville, NY 12455 (upstairs)	$205
6	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (1 st Floor)	$660
7	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (2 nd Floor)	$600
8	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (3 rd Floor)	$560
9	Town of Middletown 42339 State Hwy. 28, Margaretville, NY 12455	$540
10	Hess Mart 42598 State Hwy. 28, Margaretville, NY 12455	$747
11	Arkville Country Store 43525 State Hwy. 28, Arkville, NY 12406	$237

	Total Revenues	$4,771

The local telephone switch controls the traditional payphone technology. The local switch does not provide any services in the payphone that can benefit the owner of the phone. As we purchase phones from other companies, we upgrade them with "smart card" payphone technology which we license from Quortech. The upgrade is a circuit board with improved technology. The “smart card” technology allows us to determine the operational status of the payphone. It also tells us when the coins in the phone have to be collected, the number and types of calls that have been made from each phone, as well as other helpful information that helps us provide better service to our payphone using public. This upgrade of the phones reduces the number and frequency of service visits due to outages and other payphone-related problems and, in turn, reduces the maintenance costs. Other companies manufacture the components of the payphones for the industry including Universal Communications and TCI, which provides handsets, key pads, totalizers, and relays.

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

The large former Bell companies and other large companies who provide local service dominate the industry. These companies have greater financial ability than us, and provide the greatest competitive challenge. However, we compete with these companies by paying a commission to the site owner. The commission is an enticement for the site owner to use our phone on its site. We believe we are able to provide a higher quality customer service because the phones alert us to any technical difficulties, and we can service them promptly. The ability to immediately know that a problem exists with a payphone is very important because down time for a phone means lost revenue for us.

Significant Customers

We do not rely on a major customer for our revenue. We have a variety of small single businesses as well as some small chain stores that we service. We do not believe that we would suffer dramatically if any one customer or small chain decided to stop using our phones.

Significant Vendors

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

Government Regulation:

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

FCC Regulation and Interstate Rates:

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

Employees

The company does not have any employees.  John F. Passalaqua is our Chief Financial Officer, Secretary and Director and Carl E. Worboys is our President and Director.

No trading market

There is currently no market for our common stock.  As the registration statement is now effective, we intend to solicit a registered broker/dealer to apply with FINRA to have our common stock quoted on the OTCBB Bulletin Board (OTCBB). We cannot assure that FINRA will approve the application or that a market for our common stock will develop or maintained.  In not, your investment might be illiquid.

Dividend Policy

We have never paid dividends. We do not intend to declare any dividends in the foreseeable future. We presently intend to retain earnings, if any, for the development and expansion of our business.

Industry Trends

We operate 11 payphones in upstate New York.  However, industry trends in the payphone industry are not specific to upstate New York; but, rather, mirror what is happening in the industry nationwide.  Over the past years, more and more people are opting to use personal cell phones to communicate as compared to pay phones.  Cell phone technology has advanced over the recent years and competition has made cell phones and cell phone service plans more affordable to the average consumer.  Pay phones have had a hard time competing with cell phones and we do not see this changing in the foreseeable future.  Consumers might opt to use pay phones in areas where cell phone reception is nonexistent or unreliable or when consumers do not wish to incur charges for minutes used on their cell phone.  This is not specific to upstate New York but apply to the cell phone industry nationwide.

We are subject to the information reporting requirements of the Exchange Act, and accordingly, are required to file periodic reports, including quarterly and annual reports and other information with the Securities and Exchange Commission. Any person or entity may read and copy our reports with the Securities and Exchange Commission at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Room by calling the SEC toll free at 1-800-SEC-0330. The SEC also maintains an Internet site at http://www.sec.gov where reports, proxies and informational statements on public companies may be viewed by the public.

ITEM 1A.  RISK FACTORS

In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

We are a development stage company and have history of losses since our inception.  If we cannot reverse our losses, we will have to discontinue operations.

At December 31, 2009, we had $39 in cash on hand and an accumulated deficit of $(220,870), causing our auditors to express their doubt as to our ability to continue as a going concern. We anticipate incurring losses in the near future.  We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

Our history of losses is expected to continue and will need to obtain additional capital financing in the future.

We have a history of losses and expect to generate losses until such a time when we can become profitable in the collection of payphone service fees.

As of December 31, 2009, we had $39 in cash and cash equivalents on hand and an accumulated deficit of $(220,870).

As of December 31, 2009, the Company owed $20,489 in Related Party Accounts Payable. As of December this balance includes $9,592 due to Lyboldt-Daly Inc. for bookkeeping expenses and $10,673 due to Joseph C. Passalaqua (a major shareholder of the Company and brother to John F. Passalaqua, an officer of the Company) is President and Sole Director of Lyboldt-Daly, Inc.  It also includes $224 owed to Carl Worboys, an officer of the Company.  These amounts are non-interest bearing.

As of December 31, 2009, the Company owed a total balance of $68,487 in Related Party Notes Payable and had accrued $20,470 in simple interest.  These notes are owed to shareholders of the Company, Mary Passalaqua in the amount of $53,600 that are bearing simple interest at 10% and 15% per annum and to Joseph C. Passalaqua in the amount of $14,887 that are bearing interest at 10% and 18%. As of December 31, 2009, the Company owed a total accrued interest of $17,046 and $3,424 in simple interest in regards to these notes.

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

We do not have an external credit facility.

We currently do not have an external credit facility.  The current economic recession has hampered small businesses, like ours, from obtaining loans and lines of credit from banks and lending agencies.  Overall, due to the recession and increasing bank failures, banks have become more selective when granting loans and/or lines of credit to businesses and individuals.  If we are unable to grow our business from generating revenues, we may need access to additional capital such as loans and/or lines of credit. We might not qualify for such loans and/or lines of credit. Our failure to secure an external credit facility could prevent us from growing our business or to cease operations.

If it were determined that our spin-off from our former parent company, Sino Gas International Holdings, Inc., in August 2008 violated federal or state securities laws, we could incur monetary damages, fines or other damages which could have a material, adverse effect on our cash flow, financial condition and prospects.

On August 18, 2008, Sino Gas International Holdings, Inc., a Utah corporation, or Sino, (OTCBB: SGAS), our former parent company, distributed to its stockholders of record as of August 15, 2008, 100% of the issued and outstanding common stock of Pegasus (the “Spin-off”).  The ratio of the distribution was one (1) share of common stock of Pegasus for every twelve (12) shares of  common stock of Sino (1:12).  Fractional shares were rounded up to the nearest whole-number.  An aggregate of 2,215,136 shares of Pegasus common stock were issued pursuant to the distribution to an aggregate of 167 Sino stockholders. The Pegasus common stock issued were “restricted securities” (as defined in Rule 144 of the Securities Act of 1933, as amended).

We may have inadvertently violated the federal and state securities laws in connection with our Spin-off.   In connection with the Spin-off, on May 7, 2007, Sino Gas caused Pegasus to file a Registration Statement on Form 10-SB (File No.: 0-52628) with the SEC to register the Pegasus common stock under Section 12(g) of the Securities Exchange Act of 1934 and, on November 28, 2007, Sino Gas filed with the SEC an Information Statement on Schedule 14C to inform shareholders of record that it was effecting the Spin-off.

In the course of its review of our Registration Statement on Form S-1, of which this Prospectus is a part, the staff of the SEC provided comments requesting further information about the Spin-off and indicated its concern that the Pegasus Shares may have been issued without proper registration or an available exemption from registration. Under Staff Legal Bulletin No. 4 (“SLB 4”) promulgated by the Division of Corporation Finance (the “Division”) of the Securities and Exchange Commission (the “SEC”), the Division expressed its view that the shares of a subsidiary spun off from a reporting company are not required to be registered under the Securities Act of 1933, as amended (the “Securities Act”) when the following five conditions are met: (i) the parent shareholders do not provide consideration for the spun-off shares; (ii) the spin-off is pro-rata to the parent shareholders; (iii) the parent provides adequate information about the spin-off and the subsidiary to its shareholders and to the trading markets; (iv) the parent has a valid business purpose for the spin-off; and (iv) if the parent spins-off "restricted securities," it has held those securities for at least two years.

If it were determined that the Spin-off did not satisfy the conditions for an exemption from registration, it would mean that the issuance of the Pegasus Shares violated Section 5 of the Securities Act and potentially the state securities laws of the U.S. states in which the holders of record for the Spin-off resided.  The consequences of such a finding could be the imposition by the SEC and relevant state regulators of monetary fines or other sanctions as provided under relevant federal and state securities laws.  Such regulators could also require us to make a rescission offer, which is an offer to repurchase the securities, to the holders of Pegasus Shares.

A finding that the issuance of the Pegasus Shares was in violation of federal or state securities law could also give certain current and former holders of the Pegasus Shares a private right of action to seek a rescission remedy under Section 12(a)(2) of the Securities Act.  In general, this remedy allows a successful claimant to sell its shares back to the parent company in return for their original investment.

We are unable to quantify the extent of any monetary damages that we might incur if, monetary fines were imposed, rescission were required or one or more other claims were successful.  However, we can give no assurance that the damages resulting from any such action or claims will not have a material, adverse effect on our cash flow, financial condition and prospects.  As of the date of this prospectus, we are not aware of any pending or threatened claims that the Spin-Off violated any federal or state securities laws.

Based upon facts known to us at this time, we do not believe that assertion of such claims by any of our current or former holders of the Pegasus Shares is probable.  However, there can be no assurance that any such claim will not be asserted in the future or that the claimant in any such action will not prevail.  The possibility that such claims may be asserted in the future will continue until the expiration of the applicable federal and state statutes of limitations, which generally vary from one to three years from the date of sale.  Claims under the anti-fraud provisions of the federal securities laws, if relevant, would generally have to be brought within two years of discovery, but not more than five years after occurrence.

Our future financings could substantially dilute our stockholders or restrict our flexibility.

We will need additional funding which may not be available when needed. We estimate that we will need $50,000 to continue our operations for the next 12 months.  If we are able to raise additional funds and by issuing equity securities, you may experience significant dilution of your ownership interest and holders of these securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions. In this case, the value of your investment could be reduced.

We compete with the growing cell-phone industry and other well-established companies.

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

We currently have only two executive officers, Carl E. Worboys and John F. Passalaqua. Carl E. Worboys serves as our President and Director, and John F. Passalaqua serves as our Chief Financial Officer, Secretary and Director. The loss of either executive officer could have a material adverse effect on our business and prospects.

If we cannot attract, retain, motivate and integrate additional skilled personal, our ability to compete will be impaired.

The Company has no employees and many of our current and potential competitors have employees. Our success depends in large part on our ability to attract, retain and motivate highly qualified management and technical personnel. We face intense competition for qualified personnel. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. If we are unable to continue to employ our key personnel or to attract and retain qualified personnel in the future, our ability to successfully execute our business plan will be jeopardized and our growth will be inhibited.

We will depend on outside manufacturing sources and suppliers.

As we purchase phones from other companies, we upgrade them with "smart card" payphone technology. The upgrade is a circuit board with improved technology. The “smart card” technology allows us to determine on a preset time basis the operational status of the payphone. We were given a license to use the “smart card” technology from Quortech, the founder and manufacturer of “smart card” technology.  The technology informs us when the coins in the phone have to be collected, the number and types of calls that have been made from each phone, as well as other helpful information that helps us provide better service to our payphone using public. This upgrade of the phones reduces the number and frequency of service visits due to outages and other payphone-related problems and, in turn, reduces the maintenance costs.  Other companies manufacture the components of the payphones for the industry including Universal Communications and TCI, which provides handsets, key pads, totalizers, and relays.

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

There currently is no trading market for our common stock and we cannot assure that one will develop or be maintained. In not, your investment might be illiquid.

Upon the effectiveness of this registration statement, we intend to solicit a market-maker to apply with FINRA (formerly, the NASD) to have our common stock quoted on the OTC Bulletin Board (OTCBB). We cannot assure that a market will develop or maintained.  In not, your investment might be illiquid.

If a trading market develops for our common stock, we will be subject to SEC regulations relating to “penny stock” and the market for our common stock could be adversely affected.

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

ITEM 2.     PROPERTIES

At the present time we do not own or lease any real property.  Our operations are conducted our of Carl Worboy’s residence, located at 118 Chatham Road, Syracuse, NY 13203. Carl Worboys provides us this office space free of charge.

  ITEM 3.     LEGAL PROCEEDINGS

Not Applicable. We are not a party to any legal proceedings nor are we aware of any investigation, claim or demand made on the company that may reasonably result in any legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .

Not Applicable.

PART II.

ITEM 5.  MARKET FOR REGISTRANTS RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES .

(a)	Market Information. The Company's common stock is not trading on any public trading market or stock exchange.

 (b)  Holders.  As of December 31, 2009, there were approximately 213 record holders of 20,215,136 shares of the Company’s common stock.

 (c)  Dividend Policy. We have not declared or paid any cash dividends on our common stock and we do not intend to declare or pay any cash dividend in the foreseeable future.  The payment of dividends, if any, is within the discretion of our Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as our Board of Directors may consider.

 (d)  Securities Authorized for Issuance Under Equity Compensation Plans. We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

(e)
Recent Sales of Unregistered Securities.  During the 12 months ended December 31, 2009, there were no sales of common stock. We did not have any sales of securities that were not registered under the Securities Act of 1933, as amended.

 (f) Transfer Agent
                                                                  Fidelity Stock Transfer Company
                                                                  8915 South 700 East, Suite 102
                                                                  Sandy, Utah  84070
                                                                  Phone: 801-562-1300
                                                                  Fax: 801-233-0589

ITEM 6.   SELECTED FINANCIAL DATA ..

The table below summarizes our audited balance sheet at December 31, 2009 compared to December 31, 2008 and statement of operations for the fiscal year ended December 31, 2009 compared to December 31, 2008.

	At December 31,
	2009 (Audited)	2008 (Audited)
Balance Sheet:
Cash	$39	$618
Total Assets	$247	$2,160
Total Liabilities	$163,253	$126,573
Total Stockholders’ Equity (Deficit)	$(163,006)	$(124,413)

	For the Fiscal Year Ended December 31,
	2009 (Audited)	2008 (Audited)
Statement of Operations :
Revenue	$4,771	$6,747
Net Loss	$(38,593)	$(40,882)
Net Loss Per Share of Common Stock	--	--

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

-	discuss our future expectations;
-	contain projections of our future results of operations or of our financial condition; and
-	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this prospectus. See "Risk Factors."

ORGANIZATION AND BASIS OF PRESENTATION

The following discussion and analysis is based on the audited financial statements for the years ended December 31, 2009 and 2008 of Pegasus Tel, Inc., a Delaware corporation  (“Pegasus” the “Company,” “our,” or “we”). All significant inter-company amounts have been eliminated. In the opinion of management, the audited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessary indicative of results to be expected for the entire year.

We prepare our financial statements in accordance with generally accepted accounting principles (GAAP), which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

Certain of the statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. We have limited assets of $247 as of December 31, 2009.  In 2009 a majority of the assets were in the form of accounts receivable from customers that purchased payphone services.

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheet, and the amounts of revenues and expenses reported for each of our fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

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

On an ongoing basis, we evaluate our estimates, including those related to estimated customer life, used to determine the appropriate amortization period for deferred revenue and deferred costs associated with licensing fees, the useful lives of property and equipment and our estimates of the value of common stock for the purpose of determining stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

 Revenue Recognition Policies

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. As of the year ended December 31, 2009, there was no deferred revenue. The Company derives its primary revenue from the sources described below, which includes dial-around revenues, operator service revenue, coin collections, telephone equipment repairs, and sales. Other revenue generated by the company includes sales commissions.

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

The Operator Service revenue is recognized when the collection agents of the Company, Legacy Long Distance and US Intercom calculates and compensates the Company for the use of operator services on a monthly basis. The date of the Operator Service revenue recognition is determined when this compensation is collected and deposited into the Company’s bank account.

Coin revenues are recorded in an equal amount to the coins collected.

Revenues on commissions, telephone equipment and sales are realized when the services are provided and payment for such services is deemed certain.

Off- Balance Sheet Arrangements

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

SERVICES AND PRODUCTS

We own, operate and manage privately owned public payphones in the County of Delaware, State of New York. As of December 31, 2009, we owned, operated and managed 11 payphones. We may pay site owners a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include, but are not limited to, retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. In the alternative, our agreement with business owners may be to provide the telecommunications services without the payment of any commissions.

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

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2008 and 2009, and the losses are projected to continue in 2010. Our net losses were $(40,882) and $(38,593) through the fiscal years ended 2008 and 2009, respectively. We have a cumulative net loss from February 19, 2002 (Date of Inception) to December 31, 2009 of $(220,870). We have been concentrating on the development of our products, services and business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

COSTS RELATED TO OUR OPERATION

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

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal years ending December 31, 2009 and 2008, Robison, Hill & Co. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”  We have incurred net losses of approximately $(220,000) from our inception on February 19, 2002 to December 31, 2009.  At December 31, 2009, we had $39 cash on hand, $208 in accounts receivable and an accumulated deficit of $(220,870). See “Liquidity and Capital Resources.”

THE FISCAL YEAR ENDED DECEMBER 31, 2009, COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2008.

REVENUES

Our total revenue decreased by $1,976, from $6,747 for the year ended December 31, 2008 to approximately $4,771 for the year ended December 31, 2009. This decrease was primarily due to a decline in payphone customers and a lower volume of calls. In the fiscal years ended 2008 and 2009, the company lost 2 payphone customer locations in each year respectively. We foresee revenues decreasing further in light of the growing trend of cell phone use. We anticipate remedying this situation by strategically placing payphones in key areas, especially where cell phone reception is not reliable.

Our coin call decreased by $768, from $2,276 for the year ended December 31, 2008 to approximately $1,508 for year ended December 31, 2009.  This decrease was primarily due to a lower volume of calls required by payphone customers.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue decreased $848 from $1,951 for the year ended December 31, 2008 to $1,103 for the year ended December 31, 2009. This decrease was primarily due to a decline in payphone customers and a lower volume of calls. In the fiscal years ended 2008 and 2009, the company lost 2 payphone customer locations in each year respectively The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers decreased by $360 from $2,520 for the year ended December 31, 2008 to $2,160 for the year ended December 31, 2009. This is the revenue from monthly invoices billed  to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of December 31, 2009 two customers made up the local service revenue:
Mountainside Residential Care Center, Lake Katrine, New York
Town of Middletown, Margaretville, New York

COST OF SERVICES

Our overall cost of services decreased by $211, from $3,843 for the year ended December 31,2008, to $3,632 for the year ended December 31, 2009.  The principal costs related to the ongoing operation of our payphones include telecommunication costs, commissions and depreciation. Telecommunication costs consist of payments made by us to local exchange carriers and long distance carriers for access to and use of their telecommunications networks and service and maintenance costs. Commission expense represents payments to owners or operators of the premises at which a payphone is located and APCC commission fees related to Dial Around processing. Telecommunication costs decreased by $104 for the year ended December 31, 2009 when compared to the same period in 2008.  Commissions decreased by $107 for the year ended December 31, 2009 when compared to the same period in 2008 due to a lower volume of calls. There was no Depreciation expense in 2008 or 2009.  As of December 31, 2009, the payphone equipment was fully depreciated.

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

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses decreased by $5,081, from $35,489 for the year ended December 31, 2008 to $30,408 for the year ended December 31, 2009. Professional fees decreased from $31,970 for the fiscal year ended December 31, 2008 to $28,369 for the fiscal year ended December 31, 2009.  Professional fees include fees the Company pays for accountants, bookkeepers and attorneys throughout the year for performing various tasks. This decrease was primarily due to decrease in legal fees when comparing the same period ending 2008 and 2009. Outside Services expenses increased by $1,566 in the fiscal year ended December 31, 2009. General and Administrative expenses, which is primarily consists of office expenses and finance charges, decreased by $3,046 in the fiscal year ended December 31, 2009 due to a credit issued for finance charges in 2009.   Our expenses to date are largely due to professional fees that include accounting, bookkeeping and legal fees.

LIQUIDITY AND CAPITAL RESOURCES

In their 2009 audit report, our auditors have expressed their doubt as to our ability to continue as a going concern.  Our primary source of liquidity has been from borrowing funds from certain executive officers and principal stockholders related to certain of our executive officers. As of December 31, 2009 and 2008, we had $39 and $618 in cash and cash equivalents respectively. Our net loss for years ended December 31, 2009 and 2008 were $(38,593) and $(40,882) respectively.  Our accounts receivable for the years ended December 31, 2009 and 2008 were $208 and $1,542, respectively.  The accumulated deficit as of December 31, 2009 was $ (220,870).

As of December 31, 2008, the Company owed $20,489 in Related Party Accounts Payable. As of December this balance includes $9,592 due to Lyboldt-Daly Inc. for bookkeeping expenses and $10,673 due to Joseph C. Passalaqua (a major shareholder of the Company and brother to John F. Passalaqua, an officer of the Company) is President and Sole Director of Lyboldt-Daly, Inc.  It also includes $224 owed to Carl Worboys, an officer of the Company.  These amounts are non-interest bearing.

As of December 31, 2009, the Company owed $68,487 in Related Party Notes Payable.  These notes are owed to Shareholders of the Company, Joseph C. Passalaqua and Mary Passalaqua.  These notes are accruing simple interest of 10%, 15% and 18% annually. As of December 31, 2009, the Company owed a total principle balance of $68,487 related to these notes and had accrued $20,470 in simple interest.

Net cash used in operating activities was $579 during the twelve-month period ended December 31, 2009, mainly representative of the net loss incurred during 2009. This compares to net cash used in operating activities of $28,174 or the twelve-month period ended December 31, 2008.

Net cash provided by investing activities was $0 during twelve-month period ended December 31, 2009.  This compares to net cash provided by investing activities of $0 for the twelve-month period ended December 31, 2008.

Net cash provided by financial activities was $0 during twelve-month period ended December 30, 2009, representing the proceeds from related party notes in the amount of $0 and the sale of common stock totaling $0. This compares to net cash provided by financing activities of $28,367 during the twelve-month period ended December 31, 2008 due to proceeds from related party notes of $28,187 and the sale of preferred stock that was later converted to common stock totaling $180.

To date, we have had minimal revenues; and we require additional financing in order to finance our business activities on an ongoing basis.  Our future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. We are actively pursuing alternative financing and have had discussions with various third parties, although no firm commitments have been obtained to date.  In the interim, shareholders of the Company have committed to meet our minimal operating expenses.  We believe that actions presently being taken to revise our operating and financial requirements provide them with the opportunity to continue as a “going concern,” although no assurances can be given.

COMMON STOCK

Our board of directors is authorized to issue 100,000,000 shares of Common stock, with a par value of $0.0001. There are an aggregate of 20,215,136 shares of Common Stock issued and outstanding, which are held by 213 stockholders as of the date of this Annual Report.  All shares of our common stock have one vote per share on all matters, including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred stockholders, if any. The holders of our common stock are entitled to equal dividends and distributions per share with respect to the Common Stock when, as and if, declared by the board of directors from funds legally available.

Dividends

We have never declared dividends. We do not intend to declare any dividends in the foreseeable future. We presently intend to retain earnings, if any, for the development and expansion of our business.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our common stock.

Options

We do not have a stock option plan in place nor are there any outstanding exercisable for shares of our common stock.

Convertible Securities

We have not issued and do not have outstanding any securities convertible into shares of our common stock or any rights convertible or exchangeable into shares of our common stock.

PREFERRED STOCK

Our board of directors is authorized to issue 10,000,000 shares of Common stock, with a par value of $0.0001. There are an aggregate of 0 shares of Common Stock issued and outstanding as of the date of this Annual Report.

COMMON AND PREFERRED STOCK TRANSACTIONS

On February 19, 2002, we filed a Certificate of Incorporation with the Secretary of State of Delaware.  Our authorized capital was 1,000 shares of common stock, no par value.

On September 21, 2006, we filed an Amended and Restated Certificate of Incorporation increasing our authorized capital to 110,000,000 shares, of which 100,000,000 shares were designated as Common Stock, par value $0.0001 per share, and the remaining 10,000,000 as Preferred Stock, par value $0.0001 per share.  The designations and the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualifications, and terms and conditions of redemption of such shares shall be determined by the Board of Directors from time to time, without stockholder approval.

On May 15, 2007, the Company filed an Amended Certificate of Incorporation and there was forward stock split 5,100 to 1.  This change is retro-active and therefore changes the 1,000 shares of common stock issued on December 31, 2003 to 5,100,000 shares of common stock.  The par value remains at $.0001 per share.

On August 5, 2008, we filed a Certificate of Designations, Powers, Preferences and Rights (the “Certificate of Designation”) with the Secretary of State of the State of Delaware thereby designating 2,000,000 shares of preferred stock as Series A Convertible Preferred Stock, $0.0001 (the “Series A Preferred Stock”).  Prior to the filing of the Certificate of Designation, there were no shares of preferred stock designated or issued. Pursuant to the Certificate of Designation, each share of Series A Preferred Stock may be converted at any time by Pegasus or the holders thereof into ten (10) fully-paid and non-assessable shares of Pegasus Common Stock.

On August 15, 2008, Pegasus issued an aggregate of 1,800,000 shares of Series A Preferred Stock to an aggregate of 17 individuals pursuant to a Securities Purchase Agreement for $0.0001per share of Series A Preferred Stock. Pegasus issued the Series A Preferred Stock pursuant to an exemption under Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities. The shares of Series A Preferred Stock are “restricted securities” (as such term is defined in the Securities Act).

On August 18, 2008, Sino Gas International Holdings, Inc., a Utah corporation, or Sino Gas, (OTCBB: SGAS), our former parent company, distributed to its stockholders of record as of August 15, 2008, 100% of the issued and outstanding common stock of Pegasus (the “Spin-off”).  The ratio of distribution was one (1) share of common stock of Pegasus for every twelve (12) shares of  common stock of Sino (1:12).  Fractional shares were rounded up to the nearest whole-number.  An aggregate of 2,215,136 shares of Pegasus common stock were issued pursuant to the distribution to an aggregate of 167 Sino stockholders. The Pegasus common stock issued were “restricted securities” (as defined in Rule 144 of the Securities Act of 1933, as amended).

On August 18, 2008 and pursuant to the Certificate of Designation, Pegasus converted an aggregate of 1,800,000 shares of Series A Preferred Stock into an aggregate of 18,000,000 shares of Pegasus common stock.  Pegasus issued the common stock pursuant to Section 3(a)(9) of the Securities Act due to the fact that the securities were exchanged upon conversion of the Series A Preferred Stock held by existing security holders and there was no commission or other remuneration paid or given directly or indirectly for soliciting such exchange.

On March 23, 2009, Pegasus filed a Form 15 (File No. 000-52628) with the Securities and Exchange Commission pursuant to which the Company de-registered its class of Common Stock under the Securities Exchange Act of 1934, as amended.

On October 15, 2009, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission to register the Common Stock under the Securities Exchange Act of 1934, as amended, and on December 28, 2009 the Company’s Registration Statement went effective.

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .

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

We face competition from the larger and more established companies, from companies that develop new technology, as well as the many smaller companies throughout the country. Companies who have a larger sales force, more money, larger manufacturing capabilities and greater ability to expand their markets also cut into our potential customers. Many of our competitors have longer operating histories, significantly greater financial strength, nationwide advertising coverage, brand identification and other resources that we do not have. Our competitors might introduce less expensive or more improved merchandise. These, as well as other factors, can negatively impact our business strategy.

The competition from cellular phones is a very serious threat that can result in substantially less revenue per payphone. We have attempted to address this issue by avoiding locations that service business travelers. For many years, these locations were the most lucrative, but now they are the locations most impacted by the cellular user.

The large former Bell companies and other large companies who provide local service dominate the industry. These companies have greater financial ability than us, and provide the greatest competitive challenge.

Market Price

There is no trading market for our common stock at present and there has been no trading market to date.  There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Options, Warranties and Other Equity Items

There  are  no  outstanding  options  or  warrants  to  purchase,  nor  any securities convertible into, the our common shares.  Additionally, there are no shares that could be sold pursuant to Rule 144 under the Securities Act or that we had agreed to register under the Securities Act for sale by security holders.  Further, there are no common shares of the Company being, or proposed to be, publicly offered by the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .

Page

Independent Registered Public Accountants’ Report	23

Balance Sheets	24
December 31, 2009 and
December 31, 2008

Statements of Operations for the year ended December 31, 2009 and	25
for the year ended December 31, 2007 and the cumulative period from
February 19, 2002 (inception) to December 31, 2009

Statement of Stockholders' Equity	26
Since February 19, 2002 (inception) to December 31, 2009

Statements of Cash Flows for year ended December 31, 2009 and	27
for the year ended December 31, 2008 and the cumulative period from
February 19, 2002 (inception) to December 31, 2009

Notes to Financial Statements	28

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Pegasus Tel, Inc.

We have audited the accompanying balance sheets of Pegasus Tel, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2009. Pegasus Tel, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pegasus Tel, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred net losses of approximately $220,000, has a liquidity problem and has minimal revenues, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, UT
March 24, 2010

PEGASUS TEL, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2009	2008
Assets:
Cash and Cash Equivalents	$39	$618
Accounts Receivable	208	1,542

Total Current Assets	247	2,160

Total Assets	$247	$2,160

Liabilities:
Accounts Payable	$53,807	$28,074
Related Party Accounts Payable	20,489	18,691
Accrued Interest	20,470	11,321
Related Party Notes Payable	68,487	68,487

Total Current Liabilities	163,253	126,573

Total Liabilities	163,253	126,573

Stockholders' Equity:
Preferred Stock, Par value $0.0001, Authorized 10,000,000 shares
Issued 0 shares at December 31, 2009 and December 31, 2008	-	-
Common Stock, Par value $0.0001, Authorized 100,000,000 shares
Issued 20,215,136 shares at December 31, 2009 and December 31, 2008	2,022	2,022
Paid-In Capital	55,842	55,842
Deficit Accumulated During Development Stage	(220,870)	(182,277)
Total Stockholders' Equity	(163,006)	(124,413)

Total Liabilities and Stockholders' Equity	$247	$2,160

The accompanying notes are an integral part of these financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since
			February 19,
			2002
	For the Year Ended		Inception of
	December 31,		Development
	2009	2008	Stage
Revenues	$4,771	$6,747	$65,217
Costs of Services	(3,632)	(3,843)	(62,418)

Gross Margin	1,139	2,904	2,799

Expenses
Accounting	14,757	11,525	65,084
Advertising	-	-	770
Related Party Bookkeeping	3,612	4,445	14,377
General and Administrative	(469)	2,577	11,109
Legal	10,000	16,000	84,790
Outside Services	2,508	942	25,433
Operating Expenses	30,408	35,489	201,563

Operating Income (Loss)	(29,269)	(32,585)	(198,764)

Other Income (Expense)
Interest, Net	(9,149)	(7,880)	(20,470)

Net Loss Before Taxes	(38,418)	(40,465)	(219,234)

Income and Franchise Tax	(175)	(417)	(1,636)

Net Loss	$(38,593)	$(40,882)	$(220,870)

Loss per Share, Basic &
Diluted	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	20,215,136	10,676,557

The accompanying notes are an integral part of these financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

						Deficit
						Accumulated
						Since
						February 19,
						2002	Total
						Inception of	Stockholders'
	Preferred Stock		Common Stock		Paid in	Development	Equity
	Shares	Par Value	Shares	Par Value	Capital	Stage	Deficiency

Balance at February 19, 2002	-	$-	-	$-	$-	$-	$-

Net Loss	-	-	-	-	-	(25,809)	(25,809)
Balance at December 31, 2002	-	-	-	-	-	(25,809)	(25,809)

December 31, 2003, Stock Issued as Intercompany Dues	-	-	1,000	1	999	-	1,000
Forward Stock Split 5,100 to 1	-	-	5,099,000	509	(509)		-
Net Loss	-	-	-	-	-	(15,704)	(15,704)
Balance at December 31, 2003	-	-	5,100,000	510	490	(41,513)	(40,513)

Net Loss	-	-	-	-	-	(6,508)	(6,508)
Balance at December 31, 2004	-	-	5,100,000	510	490	(48,021)	(47,021)

Net Loss	-	-	-	-	-	(11,067)	(11,067)
Balance at December 31, 2005	-	-	5,100,000	510	490	(59,088)	(58,088)

December 31, 2006, Capital Contributed	-	-	-	-	56,684	-	56,684
Net Loss	-	-	-	-	-	(16,596)	(16,596)
Balance at December 31, 2006	-	-	5,100,000	510	57,174	(75,684)	(18,000)

Net Loss	-	-	-	-	-	(65,711)	(65,711)
Balance at December 31, 2007	-	-	5,100,000	510	57,174	(141,395)	(83,711)

August 15, 2008, Spin-Off Completed and all Common Stock
not Distributed to the Shareholders was Cancelled	-	-	(2,884,864)	(288)	288	-	-
August 15, 2008 Issued Convertible Preferred Class A Stock	1,800,000	180	-	-	-	-	180
for Cash
August 18, 2008, Convertible Preferred Class A Stock	(1,800,000)	(180)	18,000,000	1,800	(1,620)	-	-
Converted to Common Stock
Net Loss	-	-	-	-	-	(40,882)	(40,882)
Balance at December 31, 2008	-	-	20,215,136	2,022	55,842	(182,277)	(124,413)

Net Loss	-	-	-	-	-	(38,593)	(38,593)
Balance at December 31, 2009	-	-	20,215,136	$2,022	$55,842	$(220,870)	$(163,006)

The accompanying notes are an integral part of these financial statements

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Cumulative
			Since
			February 19,
			2002
	For the Year Ended		Inception of
	December 31,		Development
	2009	2008	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(38,593)	$(40,882)	$(220,870)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and Amortization	-	-	12,600
Changes in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	1,334	369	(208)
Increase (Decrease) in Accounts Payable	25,733	424	53,807
Increase (Decrease) in Related Party Accounts Payable	1,798	4,035	20,489
Increase (Decrease) in Interest Payable	9,149	7,880	20,470
Decrease (Increase) in Intercompany Dues	-	-	56,684
Net Cash Used in Operating Activities	(579)	(28,174)	(57,028)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment			(11,600)
Net cash provided by Investing Activities	-	-	(11,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred Stock Issued for Cash	-	180	180
Related Party Notes Payable	-	28,187	68,487
Net Cash Provided by Financing Activities	-	28,367	68,667

Net (Decrease) Increase in Cash	(579)	193	39
Cash at Beginning of Period	618	425	-
Cash at End of Period	$39	$618	$39

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and Income Taxes	$175	$417	$1,636

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital
and Property and Equipment	$-	$-	$56,684
Common Stock Issued for Stock Receivable	$-	$-	$-

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $220,000 for the period from February 19, 2002 (inception) to December 31, 2009, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of December 31, 2009, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2009, the Company has determined an allowance for doubtful accounts is not necessary.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $39 and $618 as of December 31, 2009 and 2008 all of which was fully covered by federal depository insurance.

Accounts Receivable

Accounts Receivable consists of Local Service revenue and Commission Revenue. The Accounts Receivable was $208 and $1,542 in 2009 and 2008 respectively.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders’ by the weighted average number of common shares outstanding during the period.  There were no common equivalent shares outstanding during the periods ended December 31, 2009.

Financial Instruments

The Company’s financial assets and liabilities consist of cash and accounts receivable, and accounts payable. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the short-term maturities of these instruments.

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

Reclassification

Certain reclassifications have been made in the 2008 financial statements to conform to the December 31, 2009 presentation.

Recent Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (ASU 2009-13), which provided an update to ASC 605.  ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting in multiple-deliverable arrangements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that this update will have on its Financial Statements.

In June 2009, the FASB created the Accounting Standards Codification, which is codified as ASC 105.  ASC 105 establishes the codification as the single official non-governmental source of authoritative accounting principles (other than guidance issued by the SEC) and supersedes and effectively replaces previously issued GAAP hierarchy framework.  All other literature that is not part of the codification will be considered non-authoritative.  The codification is effective for interim and annual periods ending on or after September 15, 2009.  The Company has applied the codification, as required, beginning with the 2009 Form 10-K.  The adoption of the codification did not have a material impact on the Company’s financial position, results of operations or cash flows.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In June 2009, the FASB updated ASC 855, which established principles and requirements for subsequent events.  This guidance details the period after the balance sheet date which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  ASC 855 is effective for interim and annual periods ending after June 15, 2009.  The implementation of ASC 855 did not have a material effect on the Company’s financial statements.  The Company adopted ASC 855, and has evaluated all subsequent events through February 25, 2010.

In April 2009, the FASB updated ASC 820 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly.  ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The implementation of ASC 820 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB updated ASC 825 regarding interim disclosures about fair value of financial instruments.  ASC 825 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The implementation of ASC 825 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB updated ASC 320 for proper recognition and presentation of other-than-temporary impairments.  ASC 320 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  The implementation of ASC 320 did not have a material effect on the Company’s consolidated financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 2 - INCOME TAXES

As of December 31, 2009, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $212,000 that may be offset against future taxable income through 2025.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2009	2008
Net Operating Losses	$72,080	$58,820
Valuation Allowance	(72,080)	(58,820)
	$-	$-

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:

	2009	2008
Provision (Benefit) at US Statutory Rate	$13,260	$13,900
Other Adjustments	-	(109)
Increase (Decrease) in Valuation Allowance	(13,260)	(13,791)
	$-	$-

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

NOTE 4 – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s financial position and results of operations. At January 1, 2008, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits during 2008.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2006. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2009:

United States (a)	2006– Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 5 - COMMITMENTS

As of December 31, 2009, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

On August 18, 2008, Sino Gas International Holdings, Inc., a Utah corporation (“Sino”) (OTCBB: SGAS), consummated a distribution of shares of the Company, a then wholly-owned subsidiary of Sino to Sino’s stockholders of record as of August 15, 2008.  The Ratio of Distribution was one (1) share of common stock of Pegasus for every twelve (12) shares of  common stock of Sino (1:12).  Fractional shares were rounded up to the nearest whole-number.  An aggregate of 2,215,136 shares of Pegasus common stock were issued to an aggregate of 167 Sino stockholders. The distributed shares of Pegasus common stock are “restricted securities” (as defined in Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”)), and were issued pursuant to Section 4(2) of the Securities Act due to the fact that the distribution did not involve a public offering of securities. Sino cancelled all the Pegasus Common Stock not distributed to the shareholders.  The amount cancelled was 2,884,864 shares of Common Stock.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 7 - PREFERRED STOCK TRANSACTIONS

On August 5, 2008, Pegasus filed a Certificate of Designations, Powers, Preferences and Rights (the “Certificate of Designation”) with the Secretary of State of the State of Delaware thereby designating 2,000,000 shares of preferred stock as Series A Convertible Preferred Stock, $0.0001 (the “Series A Preferred Stock”).  The Certificate of Incorporation of Pegasus authorizes the designation and issuance of an aggregate of ten million (10,000,000) shares of preferred stock in one or more series with all rights and privileges determined by the Board of Directors of Pegasus.  Prior to the filing of the Certificate of Designation, there were no shares of preferred stock designated or issued. Pursuant to the Certificate of Designation, a copy of which is filed as an exhibit hereto, each share of Series A Preferred Stock may be converted at any time by Pegasus or the holders thereof into ten (10) fully-paid and non-assessable shares of Pegasus Common Stock.

On August 15, 2008, Pegasus issued an aggregate of 1,800,000 shares of Series A Preferred Stock to an aggregate of 17 individuals pursuant to a Securities Purchase Agreement for $0.0001per share of Series A Preferred Stock. Pegasus issued the Series A Preferred Stock pursuant to Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities. The shares of Series A Preferred Stock are “restricted securities” (as such term is defined in Rule 144 of the Securities Act.

On August 18, 2008 and pursuant to the Series A Preferred Stock Certificate of Designation and Securities Purchase Agreement, Pegasus converted an aggregate of 1,800,000 shares of Series A Preferred Stock into an aggregate of 18,000,000 shares of Pegasus common stock.  Pegasus issued the common stock pursuant to Section 4(2) of Securities Act due to the fact that it did not involve a public offering of securities. The shares of common stock are “restricted securities.”

NOTE 8 – RELATED PARTY ACCOUNTS PAYABLE

As of December 31, 2009, the Company had Related Party Accounts Payable in the amount of $9,592 due to Lyboldt-Daly, Inc. for Bookkeeping expenses.  Joseph Passalaqua (a major shareholder of the Company and brother to John F. Passalaqua, an officer of the Company) is President and Sole Director of Lyboldt-Daly, Inc.

During 2006, a Shareholder of the Company, Joseph Passalaqua, advanced the company $10,673. This is a Related Party Accounts Payable. As of December 31, 2009 the Company owes $10,673.

During 2006, an Officer of the Company, Carl Worboys, advanced the Company $224. This is a Related Party Accounts Payable. As of December 31, 2009, the Company owes $ 224.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 9 – RELATED PARTY NOTES PAYABLE

During 2008, 2007, and 2006 a Shareholder of the Company, Mary Passalaqua, advanced the Company $18,300, $30,300, and $5,000, respectively.  The notes are accruing between 10% and 15% simple interest per annum and are payable in full upon demand. As of Decmeber 31, 2009, the Company owed a total principle balance of $53,600 related to these notes and has accrued $17,046 in simple interest.

During 2008 and 2007, a Shareholder of the Company, Joseph Passalaqua has advanced the company $9,887 and $5,000, respectively. The notes are accruing between 10% and 18% in simple interest per annum and is payable in full upon demand.  As of December 31, 2009, the Company owed a total principle balance of $14,887 related to these notes and has accrued $3,424 in simple interest.

NOTE 10 – SPIN OFF

As reported by Pegasus Tel, Inc., Delaware corporation (“Pegasus”), on Form 8-K (File No. 000-5268) filed with the Securities and Exchange Commission on August 27, 2008, on August 18, 2008, Sino Gas International Holdings, Inc., a Utah corporation (“Sino”) (OTCBB: SGAS), declared a dividend and issued shares of Pegasus to Sino’s stockholders of record as of August 15, 2008 (“Spin-off”).  The ratio of distribution of the Pegasus shares was one (1) share of common stock of Pegasus for every twelve (12) shares of  common stock of Sino (1:12).  Fractional shares were rounded up to the nearest whole-number.  An aggregate of 2,215,136 shares of Pegasus common stock were issued to an aggregate of 167 Sino stockholders. The Pegasus common stock issued in distribution are “restricted securities” (as defined in Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”)), and were issued pursuant to Section 4(2) of the Securities Act due to the fact that the distribution did not involve a public offering.

On August 5, 2008, Pegasus filed a Certificate of Designations, Powers, Preferences and Rights (the “Certificate of Designation”) with the Secretary of State of the State of Delaware thereby designating 2,000,000 shares of preferred stock as Series A Convertible Preferred Stock, $0.0001 (the “Series A Preferred Stock”).  The Certificate of Incorporation of Pegasus authorizes the designation and issuance of an aggregate of ten million (10,000,000) shares of preferred stock in one or more series with all rights and privileges determined by the Board of Directors of Pegasus and without stockholder approval.  Prior to the filing of the Certificate of Designation, there were no shares of preferred stock designated or issued. Pursuant to the Certificate of Designation, each share of Series A Preferred Stock may be converted at any time by Pegasus or the holders thereof into ten (10) fully-paid and non-assessable shares of Pegasus Common Stock.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 10 – SPIN OFF (Continued)

On August 15, 2008, Pegasus issued an aggregate of 1,800,000 shares of Series A Preferred Stock to an aggregate of 17 individuals pursuant to a Securities Purchase Agreement for $0.0001per share of Series A Preferred Stock. Pegasus issued the Series A Preferred Stock pursuant to Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities. The shares of Series A Preferred Stock were restricted securities.

On August 18, 2008 and pursuant to the Certificate of Designation, Pegasus converted an aggregate of 1,800,000 shares of Series A Preferred Stock into an aggregate of 18,000,000 shares of Pegasus common stock.  Pegasus issued the common stock pursuant to Section 4(2) of Securities Act due to the fact that it did not involve a public offering of securities. The shares of common stock are restricted securities.

On March 23, 2009, Pegasus filed a Form 15 (File No. 000-52628) with the Securities and Exchange Commission pursuant to which the Company de-registered its class of Common Stock under the Securities Exchange Act of 1934, as amended.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated all events subsequent to December 31, 2009 through March 24, 2010, the financial statements issuance date, and concluded that there are no significant or material transactions to be reported for the period from January 1, 2010 to March 24, 2010.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE

Not Applicable. There are not and have not been any disagreements between the Registrant and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission.  Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2009, there was been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

There are not and have not been any disagreements between the Registrant and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Report of Management on Internal Control Over Financial Reporting

The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. The Registrant’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Registrant’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Registrant’s assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Registrant’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Registrant’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION .

None.

PART III

ITEM 10. DIRECTORS EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

Name	Age	Position with Pegasus	Year First Became a Director
Carl E. Worboys	67	President and Director	2004
John F. Passalaqua	74	Chief Financial Officer, Secretary and Director	2004

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

Family Relationships amongst Directors and Officers:

None of the Officers or Directors are related.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC of forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Item 405 of Regulation S-B requires every small business issuer that has a class of equity securities registered pursuant to Section 12 of the Exchange Act to identify each person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than 10 percent of any class of equity securities registered pursuant to Section 12 of the Exchange Act that failed to file on a timely basis, as disclosed in the above forms as well as other information.  On March 23, 2009, we filed with the SEC a Form 15 to deregister our common stock under Section 12 of the Exchange Act and to terminate our status as a reporting company under the Exchange Act.  On October 15, 2009, the Company filed a Form S-1 Registration Statement with the SEC to register our common stock pursuant to Section 12 of the Exchange Act. On December 28, 2009 the Company’s Registration Statement went effective.

Significant Employees

The Company has no employees.  Our executive officers and directors serve as such on as-needed basis. The Company does not have any consultants or third parties.

Committees of the Board of Directors

Because of our limited resources, our Board does not currently have an established audit committee or executive committee. The current members of the Board perform the functions of an audit committee, governance/nominating committee, and any other committee on an as needed basis. If and when the Company grows its business and/or becomes profitable, the Board intends to establish such committees.

Code of Business Conduct and Code of Ethics

Our Board has not adopted a Code of Business Conduct and Ethics due to the Company’s limited size. As our business grows, we anticipate adopting a Code of Business Conduct and Ethics.

ITEM 11.     EXECUTIVE COMPENSATION

During the last fiscal year ended December 31, 2009, no compensation has been awarded to, earned by or paid to our officers or directors. Management has agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated revenues from operations. As of the date of this registration statement, we have no funds available to pay officers or directors. Further, our officers and directors are not accruing any compensation pursuant to any agreement with us.

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

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the year ended December 31, 2009, no director expenses were reimbursed.

Employment Agreements

The Company is not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table on the following page sets forth certain information concerning the beneficial ownership of our common stock by (i) each person known by us to be the owner of more than 5% of our outstanding common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group, without naming them. In general, “beneficial ownership” includes those shares a shareholder has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days.

Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.  Unless otherwise indicated, the address of each of reporting person is c/o Pegasus Tel, Inc., 118 Chatham Road, Syracuse, NY 13203.

Beneficial Owner	Amount and Nature of Beneficial Ownership As of the Record Date	Percentage of Beneficial Ownership
Carl E. Worboys President and Director (Principal Executive Officer)	2,502,189	12.38%

John F. Passalaqua (2) Chief Financial Officer, Secretary and Director (Principal Financial/Accounting Officer)	3,103,367	15.35%

Joseph C. Passalaqua (3)	7,501,285	37.10%

Mary Passalaqua (4)	7,501,285	37.10%

All Officers and Directors as a group (without naming them) (2 persons)	5,605,556	27.73%

(1)	Based on 20,215,136 shares of common stock issued and outstanding as of the date of this prospectus.
(2)	Includes 401,285 shares of common stock held by Inna Sheveleva. Inna Sheveleva is the wife of John F. Passalaqua, Chief Financial Officer, Secretary and Director of the Company.
(3)	Includes 2,500,000 shares of common stock held by Mary Passalaqua. Mary Passalaqua is the wife of Joseph C. Passalaqua.
(4)	Includes 5,001,285 shares of common stock held by Joseph C. Passalaqua. Joseph C. Passalaqua is the husband of Mary Passalaqua.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPDENCE

As of December 31, 2009, we had a related party accounts payable to Joseph C. Passalaqua in the amount of $10,673 and $14,887 in notes payable that are accruing 10% and 18% interest bearing per annum. As of December 31, 2009, $14,887 in principle and $3,424 accrued in simple interest. We also have notes payable to Mary Passalaqua in the amount of $53,600 that are accruing 10% and 15% interest bearing per annum. As of December 31, 2009, $53,600 in principle and $17,046 accrued in simple interest. Joseph C. Passalaqua is the brother of John F. Passalaqua, our Chief Financial Officer and Secretary and husband to Mary Passalaqua.  Mary Passalaqua is sister-in-law of John F. Passalaqua, our Chief Financial Officer, Secretary and Joseph C. Passalaqua’s wife.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

We became a reporting Company when our registration statement became effective on December 18, 2006. Robison Hill & Company ("RHC") is the Company's independent registered public accountant.

Audit Fees and Audit Related Fees

Aggregate fees billed by the Company's principal accountants, Robison, Hill & Company, for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:

	FISCAL 2009	FISCAL 2008
Audit Fees (1)	$14,261	$10,850
Tax Fees (2)	$496	$675
Other Fees	None	None

 (1) Comprised of the audit of the Company's annual financial statements and reviews of the Company's quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

(2) Comprised of preparation of all federal and state corporate income tax returns for the Company and its subsidiaries. Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company's independent accountants must now be approved in advance by the Audit Committee to assure that such services do not impair the accountants' independence from the Company. The Company does not have an Audit Committee, therefore, the Board of Directors reviews and approves audit and permissible non-audit services performed by Robinson, Hill & Company, as well as the fees charged by Robinson, Hill & Company for such services.

We do not currently have a standing audit committee. The services described above were approved by our Board of Directors.

ITEM 16.EXHIBITS

Exhibit No.	Description
3.1(1)	Articles of Incorporation, dated February 19, 2002
3.2(1)	Amended Articles of Incorporation, dated September 21, 2006
3.3(1)	Amendment to the Articles of Incorporation, dated September 18, 2006.
3.4(2)	Amendment to Articles of Incorporation, date May 15, 2007
3.5(3)	Certificate of the Designations, Powers Preferences and Rights of the Series A Convertible Preferred Stock
3.5(1)	By-laws
4.1(1)	Form of Common Stock Certificate
10.1 (3)	Series A Preferred Stock Purchase Agreement
10.2 (4)	$1,205 18% Promissory Note, dated December 2, 2008, for the benefit of Joseph C. Passalaqua
10.3 (4)	$8,682 18% Promissory Note, dated August 13, 2008, for the benefit of Joseph C. Passalaqua
10.4 (4)	$5,000 10% Promissory Note, dated December 13, 2007, for the benefit of Joseph C. Passalaqua
10.5 (4)	$400 10% Promissory Note, dated March 21, 2008, for the benefit of Mary Passalaqua
10.6 (4)	$17,900 10% Promissory Note, dated January 24, 2008, for the benefit of Mary Passalaqua
10.7 (4)	$15,300 15% Promissory Note, dated June 11, 2007, for the benefit of Mary Passalaqua
10.8 (4)	$15,000 15% Promissory Note, dated April 26, 2007, for the benefit of Mary Passalaqua
10.9 (4)	$5,000 10% Promissory Note, dated October 24, 2006, for the benefit of Mary Passalaqua
Exhibit 31.1	Certification of the Principal Executive Officer of Registrant pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of the Principal Financial Officer of Registrant pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
Exhibit 32.1	Certification of the Principal Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Principal Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as an exhibit to the Company’s Form 10-SB (File No.: 000-52628) filed with the SEC on May 7, 2007 and incorporated by reference herein.

(2) Filed as an exhibit to the Company’s Form 10-SB Amendment No. 1 (File No.: 000-52628) filed with the SEC on October 5, 2007 and incorporated by reference herein.

(3) Filed as an exhibit to the Company’s Form 8-K (File No.: 000-52628) filed on August 27, 2008 and incorporated by reference herein.

(4) Filed as an exhibit to the Company’s Form S-1 Amendment No. 2 (File No.: 333-162516) filed on November 13, 2009 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, as amended, the Company certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form S-1 and authorized this registration statement to be signed on its behalf by the undersigned, in Weston, Florida, United States, on December 17, 2009.

PEGASUS TEL, INC.

By:	/s/ CARL E. WORBOYS
Carl E. Worboys
President, Director, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JOHN F. PASSALAQUA
John F. Passalaqua Secretary, Director, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ CARL E. WORBOYS	President, Director, and Chief Executive Officer (Principal Executive Officer	Date: March 24, 2010
Carl E. Worboys

/s/ JOHN F. PASSALAQUA	Secretary, Director, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: March 24, 2010
John F. Passalaqua