Form 10-Q
period 2010-03-31
Pegasus Tel, Inc
filed 2010-05-11
CIK 1377469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

[   ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number: 333-162516
CIK Number: 0001377469
_______________________________________________

PEGASUS TEL, INC.

 (Exact name of small business issuer as specified in its charter)

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
Yes [  ]   No [ X ]

As of March 31, 2010, 20,215,136 shares of the Company's $.0001 par value common stock were issued and outstanding.

State issuer’s revenues for its most recent fiscal year: $4,771

As of May 11, 2010 the aggregate market value of the 7,107,991 shares common stock held by non-affiliates was approximately $711 based upon the par value of $.0001. As of March 31, 2010, there were 20,215,136 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes [  ]    No [ X ]

PEGASUS TEL, INC.
MARCH 31, 2010

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets as March 31, 2010 (Unaudited) and December 31, 2009	4
	Statements of Operations For the three months ended March 31, 2010 (Unaudited) and March 31, 2009 (Unaudited) For the cumulative period from February 19, 2002 (Inception) to March 31, 2010 (Unaudited)	5
	Statements of Cash Flows For the three months ended March 31, 2010 (Unaudited) and March 31, 2009 (Unaudited) For the cumulative period from February 19, 2002 (Inception) to March 31, 2010 (Unaudited)	6
	Notes to Financial Statements	7
Item 2.	Management’s Discussion and Analysis or Plan of Operation	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information	33
Item 6.	Exhibits	34

	SIGNATURES

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

PEGASUS TEL, INC.
(A Development Stage Company)
BALANCE SHEETS
	(Unaudited)
	March 31,	December 31,
	2010	2009
Assets:
Cash and Cash Equivalents	$561	$39
Accounts Receivable	148	208

Total Current Assets	709	247

Total Assets	$709	$247

Liabilities:
Accounts Payable	$16,224	$53,807
Related Party Accounts Payable	21,489	20,489
Accrued Interest	23,725	20,470
Related Party Notes Payable	121,717	68,487

Total Current Liabilities	183,155	163,253

Total Liabilities	183,155	163,253

Stockholders' Equity:
Preferred Stock, Par value $0.0001, Authorized 10,000,000 shares
Issued 0 shares at March 31, 2010 and December 31, 2009	-	-
Common Stock, Par value $0.0001, Authorized 100,000,000 shares
Issued 20,215,136 shares at March 31, 2010 and December 31, 2009	2,022	2,022
Paid-In Capital	55,842	55,842
Deficit Accumulated During Development Stage	(240,310)	(220,870)
Total Stockholders' Equity	(182,446)	(163,006)

Total Liabilities and Stockholders' Equity	$709	$247

The accompanying notes are an integral part of these financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
			Cumulative
			Since
			February 19,
			2002
	For the Three Months Ended		Inception of
	March 31,		Development
	2010	2009	Stage
Revenues	$1,302	$1,050	$66,519
Costs of Services	(905)	(819)	(63,323)

Gross Margin	397	231	3,196

Expenses
Accounting	10,500	-	75,584
Advertising	-	-	770
Related Party Bookkeeping	1,000	962	15,377
General and Administrative	209	176	11,318
Legal	-	-	84,790
Outside Services	3,336	1,482	28,769
Operating Expenses	15,045	2,620	216,608

Operating Income (Loss)	(14,648)	(2,389)	(213,412)

Other Income (Expense)
Interest, Net	(4,310)	(2,256)	(24,780)

Net Loss Before Taxes	(18,958)	(4,645)	(238,192)

Income and Franchise Tax	(482)	(100)	(2,118)

Net Loss	$(19,440)	$(4,745)	$(240,310)

Loss per Share, Basic &
Diluted	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	20,215,136	20,215,136

The accompanying notes are an integral part of these financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			February 19,
			2002
	For the Three Months Ended		Inception of
	March 31,		Development
	2010	2009	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(19,440)	$(4,745)	$(240,310)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and Amortization	-	-	12,600
Changes in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	60	(34)	(148)
Increase (Decrease) in Accounts Payable	(37,583)	1,354	16,224
Increase (Decrease) in Related Party Accounts Payable	1,000	962	21,489
Increase (Decrease) in Interest Payable	3,255	2,256	23,725
Decrease (Increase) in Intercompany Dues	-	-	56,684
Net Cash Used in Operating Activities	(52,708)	(207)	(109,736)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	-	-	(11,600)
Net cash provided by Investing Activities	-	-	(11,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred Stock Issued for Cash	-	-	180
Payments on Related Party Notes	(445)	-	(445)
Proceeds from Related Party Notes	53,675	-	122,162
Net Cash Provided by Financing Activities	53,230	-	121,897

Net (Decrease) Increase in Cash	522	(207)	561
Cash at Beginning of Period	39	618	-
Cash at End of Period	$561	$411	$561

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,055	$-	$1,055
Franchise and Income Taxes	$482	$100	$2,118

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital
and Property and Equipment	$-	$-	$56,684

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

Interim Financial Statements

The unaudited financial statements as of March 31, 2010 and the three months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all nine months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Pegasus Tel., Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $(240,000) for the period from February 19, 2002 (inception) to March 31, 2010, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of March 31, 2010, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of March 31, 2010, the Company has determined an allowance for doubtful accounts is not necessary.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $561 and $39 as of March 31, 2010 and December 31, 2009 all of which was fully covered by Federal depository insurance.

Accounts Receivable

Accounts Receivable consists of Local Service revenue and Commission Revenue. The Accounts Receivable was $148 and $208 as of March 31, 2010 and December 31, 2009 respectively.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders’ by the weighted average number of common shares outstanding during the period.  There were no common equivalent shares outstanding during the periods ended March 31, 2009 and March 31, 2010.

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

Reclassification

Certain reclassifications have been made in the 2009 financial statements to conform to the March 31, 2010 presentation.

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In June 2009, the FASB updated ASC 855, which established principles and requirements for subsequent events.  This guidance details the period after the balance sheet date which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  ASC 855 is effective for interim and annual periods ending after June 15, 2009.  The implementation of ASC 855 did not have a material effect on the Company’s financial statements.  The Company adopted ASC 855, and has evaluated all subsequent events through May 10, 2010.

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

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2005. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2009:

United States (a)	2006– Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 5 - COMMITMENTS

As of March 31, 2010, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

NOTE 8 – RELATED PARTY ACCOUNTS PAYABLE

As of March 31, 2010, the Company had Related Party Accounts Payable in the amount of $10,592 due to Lyboldt-Daly, Inc. for Bookkeeping expenses.  Joseph Passalaqua (a major shareholder of the Company and brother to John F. Passalaqua, an officer of the Company) is President and Sole Director of Lyboldt-Daly, Inc.

During 2006, a Shareholder of the Company, Joseph Passalaqua, has advanced the company $10,673. This is a Related Party Accounts Payable. As of March 31, 2010 the Company owes $10,673.

During 2006, an Officer of the Company, Carl Worboys, has advanced the Company $224. This is a Related Party Accounts Payable. As of March 31, 2010, the Company owes $ 224.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

 NOTE 9 – RELATED PARTY NOTES PAYABLE

In 2006, 2007, 2008, a Shareholder of the Company, Mary Passalaqua, advanced the Company $5,000, $30,300, and $18,300, respectively.  The notes are accruing between 10% and 15% simple interest per annum and are payable in full upon demand. As of March 31, 2010, the Company owed a total principle balance of $53,600 related to these notes and has accrued $18,740 in simple interest.

In 2007, 2008 and 2010, a Shareholder of the Company, Joseph Passalaqua has advanced the company $5,000, $9,887, and $300, respectively. The notes are accruing between 10% and 18% in simple interest per annum and is payable in full upon demand.  On January 21, 2010, $1,500 was paid to Joseph Passalaqua as a partial repayment, with $1,055 paid to loan interest and $445 paid to loan principal by the Company. As of March 31, 2010, the Company owed a total principle balance of $14,742 related to these notes and has accrued $2,932 in simple interest.

In 2010, Cobalt Blue LLC has advanced the Company $53,375. Mary Passalaqua is the Managing Member of Cobalt Blue LLC and is a Shareholder of the Company. The note is accruing 18% in simple interest per annum and is payable in full upon demand. As of March 31, 2010, the Company owed a total principle balance of $53,375 related to these notes and has accrued $2,053 in simple interest.

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

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated all events subsequent to April 1, 2010 through May 11, 2010, the financial statement issuance date, and concluded that there are no significant or material transactions to be reported for the period from April 1, 2010 through May 11, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may," "will," "expect," "anticipate," "estimate," "continue," or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this registration statement provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-Q could have a material adverse effect on our business, operating results and financial condition.

BASIS OF PRESENTATION

The unaudited financial statements of Pegasus Tel, Inc., a Delaware corporation (“Pegasus”, “Pegasus Tel.”, “the Company”, “our”, or “we”), should be read in conjunction with the notes thereto. In the opinion of management, the unaudited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation.  Interim results are not necessarily indicative of results to be expected for the entire year.

We prepare our financial statements in accordance with U.S. generally accepted accounting principals, which require that management make estimates and assumptions that affect reported amounts.  Actual results could differ from these estimates.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

DESCRIPTION OF BUSINESS

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

SERVICES AND PRODUCTS

We own, operate and manage privately owned public payphones in the County of Delaware, State of New York. As of March 31, 2010, we owned, operated, and managed 11 payphones.  The Company does not have any long-term agreements with the customers of these payphones and they may terminate our license to operate at will.  We may pay site owners a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include, but are not limited to, retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. In the alternative, our agreement with business owners may be to provide the telecommunications services without the payment of any commissions.

The chart below describes the specific location of each of our 11 payphones respectively and the amount of revenue generated by each payphone for the quarter ended March 31, 2010.

No.:	Location	March 31, 2010
1	Andes Hotel 110 Main St., Andes, NY 13731	$88
2	Andes Public Booth 21 Main St., Andes, NY 13731	$31
3	Margaretville Central School 415 Main St., Margaretville, NY 12455	$128
4	Margaretville Memorial Hospital 42084 State Hwy. 28, Margaretville, NY 12455 (downstairs)	$70
5	Margaretville Memorial Hospital 42084 State Hwy. 28, Margaretville, NY 12455 (upstairs)	$50
6	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (1 st Floor)	$182
7	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (2 nd Floor)	$170
8	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (3 rd Floor)	$177
9	Town of Middletown 42339 State Hwy. 28, Margaretville, NY 12455	$135
10	Hess Mart 42598 State Hwy. 28, Margaretville, NY 12455	$198
11	Arkville Country Store 43525 State Hwy. 28, Arkville, NY 12406	$73

	Total Revenues	$1,302

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

REVENUE RECOGNTION POLICES

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. As of the year ended December 31, 2009 and the three months ended March 31, 2010, there was no deferred revenue. The Company derives its primary revenue from the sources described below, which includes dial-around revenues, operator service revenue, coin collections, telephone equipment repairs, and sales. Other revenue generated by the company includes sales commissions.

Our installed payphone base generates revenue from two principal sources: coin-calls and non-coin calls.

1. Coin calls: Coin calls represent calls paid for by customers who deposit coins into the payphones. Coin call revenue is recorded as the actual amount of coins collected from the payphones.

Coin revenues are recorded in an equal amount to the coins collected.

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

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal years ending December 31, 2009, Robison, Hill & Co. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”   At December 31, 2009, we had $39 cash on hand, $208 in accounts receivable and an accumulated deficit of $(220,870). At March 31, 2010, we had $561 cash on hand, $148 in accounts receivable and an accumulated deficit of $(240,310).See “Liquidity and Capital Resources.”

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had $561 in cash and cash equivalents respectively. Our primary source of liquidity has been from borrowing from Joseph C. Passalaqua and Mary Passalaqua, both major shareholders, to cover expenses and liabilities.

As of March 31, 2010 we have notes payable to Joseph C. Passalaqua in the amount $14,742, notes payable to Mary Passalaqua in the amount of $53,600, and a note payable to Cobalt Blue LLC, with Mary Passalaqua as the sole Managing Member, in the amount of $53,375.  These notes payable bear a simple interest rate between 10% and 18% per annum and are payable upon demand. As of March 31, 2010 the accrued interest on the notes payable to Joseph Passalaqua, Mary Passalaqua and Cobalt Blue LLC, were $23,725.

As of March 31, 2010, the Company owed $21,489 in Related Party Accounts Payable. As of March 31, 2010 this balance includes $10,592 due to Lyboldt-Daly Inc. for bookkeeping expenses and $10,673 due to Joseph C. Passalaqua, the President and Sole Director of Lyboldt-Daly, Inc.  Joseph Passaalqua is also a major shareholder of the Company and brother to John F. Passalaqua, an officer of the Company.  It also includes $224 owed to Carl Worboys, an officer of the Company.  These amounts are non-interest bearing.

Net cash used in operating activities was $52,708 during the three-month period ended March 31, 2010.

Net cash provided by investing activities was $0 during the three-month period ended March 31, 2010.

Net cash provided by financing activities was $53,230 during the three-month period ended March 31, 2010.

Our expenses to date are largely due to professional fees that include accounting fees.

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

WORKING CAPTIAL

We had total assets of $247 and total liabilities of $163,253 resulting in a working capital deficit of $(163,006) for the year ended December 31, 2009. We had total assets of $709 and total liabilities of $183,155, which results in working capital deficit of $(182,446) for the three months ended March 31, 2010.

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

REVENUES

Our total revenue increased by $252, from $1,050 for the three months ended March 31, 2009 to $1,302 for the three months ended March 31, 2010. This increase was primarily due to the Company strategically placing payphones in key areas, especially where cell phone reception is not reliable as our customer base did not increase.

Our coin call increased by $322, from $222 for the three months ended March 31, 2009 to $544 for the three months March 31, 2010.  This increase was primarily due to a higher volume of coin calls at payphone locations that the Company strategically placed in key areas.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue decreased $70, from $288 for the three months ended March 31, 2009 to $218 for the three months ended March 31, 2010. This decrease was primarily due to a decline in commissions paid by the payphone service providers. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers remained the same, $540 for both the three months ended March 31, 2009 and the three months ended March 31, 2010. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of March 31, 2010 two customers made up the local service revenue:

Mountainside Residential Care Center, Lake Katrine, New York
Town of Middletown, Margaretville, New York

COST OF SALES

Our overall cost of services increased $86, from $819 in the three months ended March 31, 2009, to $905 in the three months ended March 31, 2010.  The principal costs related to the ongoing operation of our payphones include telecommunication costs, commissions and depreciation. Telecommunication costs consist of payments made by us to local exchange carriers and long distance carriers for access to and use of their telecommunications networks and service and maintenance costs. Commission expense represents payments to owners or operators of the premises at which a payphone is located and APCC commission fees related to Dial Around processing. Telecommunication costs increased by $3 for the three months ended March 31, 2010 when compared to the same period in 2009.  Commissions increased by $83 for the three months ended March 31, 2010 when compared to the same period in 2009, primarily due to a credit that was issued on a commission expense in 2009. There was no Depreciation expense in 2009 or 2010.  As of March 31, 2010, the payphone equipment was fully depreciated.

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

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $12,425, from $2,620 for the three months ended March 31, 2009 to $15,045 for the three months ended March 31, 2010. Professional fees increased by $10,538, from $962 for the three months ended March31, 2009 to $11,500 for the three months ended March 31, 2010.  Professional fees include fees the Company pays for accountants, bookkeepers and attorneys throughout the year for performing various tasks. This increase was primarily due to accounting fees when comparing the same period ending 2010 and 2009. Outside Services expenses increased by $1,854 in the three months ended March 31, 2010 when compared with the same period ending in 2009. General and Administrative expenses, which is primarily consists of office expenses and finance charges, increased by $33 in the three months ended March 31, 2010 when compared with the same period ending in 2009.   Our expenses to date are largely due to professional fees that include accounting, bookkeeping and legal fees.

COMMON STOCK

Our board of directors is authorized to issue 100,000,000 shares of Common stock, with a par value of $0.0001. There are an aggregate of 20,215,136 shares of Common Stock issued and outstanding, which are held by 213 stockholders as of the date of this Quarterly Report.  All shares of our common stock have one vote per share on all matters, including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred stockholders, if any. The holders of our common stock are entitled to equal dividends and distributions per share with respect to the Common Stock when, as and if, declared by the board of directors from funds legally available.

•
Dividends.  We have never declared dividends. We do not intend to declare any dividends in the foreseeable future. We presently intend to retain earnings, if any, for the development and expansion of our business.

•	Share Purchase Warrants. We have not issued and do not have outstanding any warrants to purchase shares of our common stock.

•	Options. We do not have a stock option plan in place nor are there any outstanding exercisable for shares of our common stock.

•
Convertible Securities.  We have not issued and do not have outstanding any securities convertible into shares of our common stock or any rights convertible or exchangeable into shares of our common stock.

PREFERRED STOCK

Our board of directors is authorized to issue 10,000,000 shares of Preferred stock, with a par value of $0.0001. There are an aggregate of 0 shares of Preferred Stock issued and outstanding as of the date of this Quarterly Report

COMMON AND PREFERRED STOCK TRANSACTIONS

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from the fact that the area in which we do business is highly competitive and constantly evolving. The market in which we do business is highly competitive and constantly evolving. We face competition from the larger and more established companies, from companies that may develop new technology, that have greater resources, including but not limited to, a larger sales force, more money, larger manufacturing capabilities and greater ability to expand their markets also cut into our potential payphone customers. Many of our competitors have longer operating histories, significantly greater financial strength, nationwide advertising coverage and other resources that we do not have. Our competitors might introduce a less expensive or more improved payphone. Also, the last several years have shown a marked increase in the use of cellular phones and toll free services which cut into our potential payphone customer base.  These, as well as other factors can have a negative impact on our income.

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

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

As of March 31, 2010, we had $561 in cash and cash equivalents on hand and an accumulated deficit of $(240,310).

As of March 31, 2010, the Company owed $21,489 in Related Party Accounts Payable.

As of March 31, 2010, the Company owed $ 121,717 in Related Party Notes payable and $23,725 in accrued interest on these notes.

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

The competition from cellular phones is a very serious threat that can result in substantially less revenue per payphone. Over the past years, more and more people are opting to use personal cell phones to communicate as compared to pay phones.  Cell phone technology has advanced over the recent years and competition has made cell phones and cell phone service plans more affordable to the average consumer.  Pay phones have had a hard time competing with cell phones and we do not see this changing in the foreseeable future.  Consumers might opt to use pay phones in areas where cell phone reception is nonexistent or unreliable or when consumers do not wish to incur charges for minutes used on their cell phone.  This is not specific to upstate New York but apply to the cell phone industry nationwide

The large former Bell companies who provide local service dominate the industry. These companies have greater financial ability than us, and provide the greatest competitive challenge. However, we compete with these companies by paying a commission to the site owner. The commission is an enticement for the site owner to use our phone on its site. We believe we are able to provide a higher quality customer service because the phones alert us to any technical difficulties, and we can service them promptly. The ability to immediately know that a problem exists with a payphone is very important because down time for a phone means lost revenue for us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2010 there were no sales of unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

PART III. EXHIBITS

ITEM 6. EXHIBITS

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

PEGASUS TEL, INC.

By:	/s/ CARL E. WORBOYS
Date: May 11, 2010	Carl E. Worboys
President, Director, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JOHN F. PASSALAQUA
Date: May 11, 2010	John F. Passalaqua Secretary, Director, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)