Form 10-Q
period 2010-06-30
Pegasus Tel, Inc
filed 2010-08-03
CIK 1377469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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
Yes [  ]   No [ X ]

As of June 30, 2010, 20,215,136 shares of the Company's $.0001 par value common stock were issued and outstanding.

State issuer’s revenues for its most recent fiscal year: $4,771

As of August 3, 2010 the aggregate market value of the 7,107,991 shares common stock held by non-affiliates was approximately $711 based upon the par value of $.0001. As of June 30, 2010, there were 20,215,136 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes [  ]    No [ X ]

PEGASUS TEL, INC.
JUNE 30, 2010

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements	4
	Balance Sheets as June 30, 2010 (Unaudited) and December 31, 2009	5
	Statements of Operations For the three months ended June 30, 2010 (Unaudited) and June 30, 2009 (Unaudited) For the six months ended June 30, 2010 (Unaudited) and June 30, 2009 (Unaudited) For the cumulative period from February 19, 2002 (Inception) to June 30, 2010 (Unaudited)	6
	Statements of Cash Flows For the six months ended June 30, 2010 (Unaudited) and June 30, 2009 (Unaudited) For the cumulative period from February 19, 2002 (Inception) to June 30, 2010 (Unaudited)	7
	Notes to Financial Statements	8
Item 2.	Management’s Discussion and Analysis or Plan of Operation	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5.	Other Information	36
Item 6.	Exhibits	37

	SIGNATURES

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

PEGASUS TEL, INC.
(A Development Stage Company)
BALANCE SHEETS
	(Unaudited)
	June 30,	December 31,
	2010	2009
Assets:
Cash and Cash Equivalents	$167	$39
Accounts Receivable	110	208

Total Current Assets	277	247

Total Assets	$277	$247

Liabilities:
Accounts Payable	$19,649	$53,807
Related Party Accounts Payable	22,289	20,489
Accrued Interest	28,448	20,470
Related Party Notes Payable	123,217	68,487

Total Current Liabilities	193,603	163,253

Total Liabilities	193,603	163,253

Stockholders' Equity:
Preferred Stock, Par value $0.0001, Authorized 10,000,000 shares
Issued 0 shares at June 30, 2010 and December 31, 2009	-	-
Common Stock, Par value $0.0001, Authorized 100,000,000 shares
Issued 20,215,136 shares at June 30, 2010 and December 31, 2009	2,022	2,022
Paid-In Capital	55,842	55,842
Deficit Accumulated During Development Stage	(251,190)	(220,870)
Total Stockholders' Equity	(193,326)	(163,006)

Total Liabilities and Stockholders' Equity	$277	$247

The accompanying notes are an integral part of these financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
					Since
					February 19,
					2002
	For the Three Months Ended		For the Six Months Ended		Inception of
	June 30,		June 30,		Development
	2010	2009	2010	2009	Stage
Revenues	$1,017	$1,127	$2,319	$2,177	$67,536
Costs of Services	(890)	(943)	(1,795)	(1,761)	(64,213)

Gross Margin	127	184	524	416	3,323

Expenses
Accounting	3,815	-	14,315	-	79,399
Advertising	-	-	-	-	770
Related Party Bookkeeping	800	800	1,800	1,762	16,177
General and Administrative	156	14	365	191	11,474
Legal	-	10,000	-	10,000	84,790
Outside Services	1,347	150	4,683	1,633	30,116
Operating Expenses	6,118	10,964	21,163	13,586	222,726

Operating Income (Loss)	(5,991)	(10,780)	(20,639)	(13,170)	(219,403)

Other Income (Expense)
Interest, Net	(4,723)	(2,281)	(9,033)	(4,537)	(29,503)

Net Loss Before Taxes	(10,714)	(13,061)	(29,672)	(17,707)	(248,906)

Income and Franchise Tax	(166)	-	(648)	(100)	(2,284)

Net Loss	$(10,880)	$(13,061)	$(30,320)	$(17,807)	$(251,190)

Loss per Share, Basic &
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	20,215,136	20,215,136	20,215,136	20,215,136

The accompanying notes are an integral part of these financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			February 19,
			2002
	For the Six Months Ended		Inception of
	June 30,		Development
	2010	2009	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(30,320)	$(17,807)	$(251,190)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and Amortization	-	-	12,600
Changes in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	98	1,432	(110)
Increase (Decrease) in Accounts Payable	(34,158)	11,522	19,649
Increase (Decrease) in Related Party Accounts Payable	1,800	148	22,289
Increase (Decrease) in Interest Payable	7,978	4,537	28,448
Decrease (Increase) in Intercompany Dues	-	-	56,684
Net Cash Used in Operating Activities	(54,602)	(168)	(111,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	-	-	(11,600)
Net cash provided by Investing Activities	-	-	(11,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred Stock Issued for Cash	-	-	180
Payments on Related Party Notes	(445)	-	(445)
Proceeds from Related Party Notes	55,175	-	123,662
Net Cash Provided by Financing Activities	54,730	-	123,397

Net (Decrease) Increase in Cash	128	(168)	167
Cash at Beginning of Period	39	618	-
Cash at End of Period	$167	$450	$167

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	`
Cash paid during the year for:
Interest	$1,055	$-	$1,055
Franchise and Income Taxes	$648	$100	$2,284

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital
and Property and Equipment	$-	$-	$56,684

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

Interim Financial Statements

The unaudited financial statements as of June 30, 2010 and the six months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all six months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Pegasus Tel., Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $(251,000) for the period from February 19, 2002 (inception) to June 30, 2010, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

Nature of Operations and Going Concern (Continued)

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

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of June 30, 2010, there was no deferred revenue.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to un-collectability. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2010, the Company has determined an allowance for doubtful accounts is not necessary.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $167 and $39 as of June 30, 2010 and December 31, 2009 all of which was fully covered by Federal depository insurance.

Accounts Receivable

Accounts Receivable consists of Local Service revenue and Commission Revenue. The Accounts Receivable was $110 and $208 as of June 30, 2010 and December 31, 2009 respectively.

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders’ by the weighted average number of common shares outstanding during the period.  There were no common equivalent shares outstanding during the periods ended June 30, 2009 and June 30, 2010.

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

Reclassification

Certain reclassifications have been made in the 2009 financial statements to conform to the June 30, 2010 presentation.

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

In June 2009, the FASB updated ASC 855, which established principles and requirements for subsequent events.  This guidance details the period after the balance sheet date which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  ASC 855 is effective for interim and annual periods ending after June 15, 2009.  The implementation of ASC 855 did not have a material effect on the Company’s financial statements.  The Company adopted ASC 855, and has evaluated all subsequent events through August 3, 2010.

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

NOTE 2 - INCOME TAXES (Continued)

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

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 4 – UNCERTAIN TAX POSITIONS (Continued)

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

NOTE 5 - COMMITMENTS

As of June 30, 2010, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (Continued)

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

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 7 - PREFERRED STOCK TRANSACTIONS (Continued)

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

NOTE 8 – RELATED PARTY ACCOUNTS PAYABLE

As of June 30, 2010, the Company had Related Party Accounts Payable in the amount of $11,392 due to Lyboldt-Daly, Inc. for Bookkeeping expenses.  Joseph Passalaqua (a major shareholder of the Company and officer of the Company) is President and Sole Director of Lyboldt-Daly, Inc.

During 2006, a Shareholder of the Company, Joseph Passalaqua, has advanced the company $10,673. This is a Related Party Accounts Payable. As of June 30, 2010 the Company owes $10,673.

During 2006, an Officer of the Company, Carl Worboys, has advanced the Company $224. This is a Related Party Accounts Payable. As of June 30, 2010, the Company owes $ 224.

NOTE 9 – RELATED PARTY NOTES PAYABLE

In 2006, 2007, 2008, a Shareholder of the Company, Mary Passalaqua, advanced the Company $5,000, $30,300, and $18,300, respectively.  The notes are accruing between 10% and 15% simple interest per annum and are payable in full upon demand. As of June 30, 2010, the Company owed a total principle balance of $53,600 related to these notes and has accrued $20,452 in simple interest.

In 2007, 2008 and 2010, a Shareholder of the Company, Joseph Passalaqua has advanced the company $5,000, $9,887, and $1,800, respectively. The notes are accruing between 10% and 18% in simple interest per annum and is payable in full upon demand.  On January 21, 2010, $1,500 was paid to Joseph Passalaqua as a partial repayment, with $1,055 paid to loan interest and $445 paid to loan principal by the Company. As of June 30, 2010, the Company owed a total principle balance of $16,242 related to these notes and has accrued $3,547 in simple interest.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 9 – RELATED PARTY NOTES PAYABLE (Continued)

In 2010, Cobalt Blue LLC has advanced the Company $53,375. Mary Passalaqua is the Managing Member of Cobalt Blue LLC and is a Shareholder of the Company. The note is accruing 18% in simple interest per annum and is payable in full upon demand. As of June 30, 2010, the Company owed a total principle balance of $53,375 related to these notes and has accrued $4,449 in simple interest.

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

NOTE 11 – SUBSEQUENT EVENTS

An 8K was filed with the Securities and Exchange Commission on July 21, 2010 stating that John F. Passalaqua resigned as Director and Secretary of Pegasus Tel and Joseph C. Passalaqua was appointed as Director and Secretary.  Also in the 8K, a stock purchase agreement was filed stating that Joseph C. Passalaqua purchased 2,702,386 shares of Pegasus Tel. common stock from John F. Passalaqua for $20,000.

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

SERVICES AND PRODUCTS

We own, operate and manage privately owned public payphones in the County of Delaware, State of New York. As of June 30, 2010, we owned, operated, and managed 11 payphones.  The Company does not have any long-term agreements with the customers of these payphones and they may terminate our license to operate at will.  We may pay site owners a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include, but are not limited to, retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. In the alternative, our agreement with business owners may be to provide the telecommunications services without the payment of any commissions.

The chart below describes the specific location of each of our 11 payphones respectively and the amount of revenue generated by each payphone for the quarter ended June 30, 2010.

No.:	Location	June 30, 2010
1	Andes Hotel 110 Main St., Andes, NY 13731	$120
2	Andes Public Booth 21 Main St., Andes, NY 13731	$65
3	Margaretville Central School 415 Main St., Margaretville, NY 12455	$205
4	Margaretville Memorial Hospital 42084 State Hwy. 28, Margaretville, NY 12455 (downstairs)	$191
5	Margaretville Memorial Hospital 42084 State Hwy. 28, Margaretville, NY 12455 (upstairs)	$235
6	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (1 st Floor)	$299
7	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (2 nd Floor)	$291
8	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (3 rd Floor)	$260
9	Town of Middletown 42339 State Hwy. 28, Margaretville, NY 12455	$288
10	Hess Mart 42598 State Hwy. 28, Margaretville, NY 12455	$235
11	Arkville Country Store 43525 State Hwy. 28, Arkville, NY 12406	$130

	Total Revenues	$2,319

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

Employees

The company does not have any employees.  Joseph C. Passalaqua is our Chief Financial Officer, Secretary and Director and Carl E. Worboys is our President and Director.

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

REVENUE RECOGNTION POLICES

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. As of the year ended December 31, 2009 and the six months ended June 30, 2010, there was no deferred revenue. The Company derives its primary revenue from the sources described below, which includes dial-around revenues, operator service revenue, coin collections, telephone equipment repairs, and sales. Other revenue generated by the company includes sales commissions.

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

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal years ending December 31, 2009, Robison, Hill & Co. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”   At December 31, 2009, we had $39 cash on hand, $208 in accounts receivable and an accumulated deficit of $(220,870). At June 30, 2010, we had $167 cash on hand, $110 in accounts receivable and an accumulated deficit of $(251,190).See “Liquidity and Capital Resources.”

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had $167 in cash and cash equivalents respectively. Our primary source of liquidity has been from borrowing from Joseph C. Passalaqua and Mary Passalaqua, both major shareholders, to cover expenses and liabilities.

As of June 30, 2010 we have notes payable to Joseph C. Passalaqua in the amount $16,242, notes payable to Mary Passalaqua in the amount of $53,600, and a note payable to Cobalt Blue LLC, with Mary Passalaqua as the sole Managing Member, in the amount of $53,375.  These notes payable bear a simple interest rate between 10% and 18% per annum and are payable upon demand. As of June 30, 2010 the accrued interest on the notes payable to Joseph Passalaqua, Mary Passalaqua and Cobalt Blue LLC, were $28,448.

As of June 30, 2010, the Company owed $22,289 in Related Party Accounts Payable. As of June 30, 2010 this balance includes $11,392 due to Lyboldt-Daly Inc. for bookkeeping expenses and $10,673 due to Joseph C. Passalaqua, the President and Sole Director of Lyboldt-Daly, Inc.  Joseph Passalaqua is also a major shareholder of the Company and officer of the Company.  It also includes $224 owed to Carl Worboys, an officer of the Company.  These amounts are non-interest bearing.

Net cash used in operating activities was $54,602 during the six-month period ended June 30, 2010.

Net cash provided by investing activities was $0 during the six-month period ended June 30, 2010.

Net cash provided by financing activities was $54,730 during the six-month period ended June 30, 2010.

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

WORKING CAPTIAL

We had total assets of $247 and total liabilities of $163,253 resulting in a working capital deficit of $(163,006) for the year ended December 31, 2009. We had total assets of $277 and total liabilities of $193,603, resulting in working capital deficit of $(193,326) for the six months ended June 30, 2010.

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

REVENUES

Our total revenue decreased by $110, from $1,127 for the three months ended June 30, 2009 to $1,017 for the three months ended June 30, 2010. This decrease was primarily due to a lower volume of coin calls and operator assisted calls at payphone locations.

Our coin call decreased by $97, from $372 for the three months ended June 30, 2009 to $275 for the three months June 30, 2010.  This decrease was primarily due increase was primarily due to a lower volume of coin calls at payphone locations.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue decreased $13, from $215 for the three months ended June 30, 2009 to $202 for the three months ended June 30, 2010. This decrease was primarily due to a decline in commissions paid by the payphone service providers. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers remained the same, $540 for both the three months ended June 30, 2009 and the three months ended June 30, 2010. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of June 30, 2010 two customers made up the local service revenue:

Mountainside Residential Care Center, Lake Katrine, New York
Town of Middletown, Margaretville, New York

COST OF SALES

Our overall cost of services decreased $53, from $943 in the three months ended June 30, 2009, to $890 in the three months ended June 30, 2010.  The principal costs related to the ongoing operation of our payphones include telecommunication costs, commissions and depreciation. Telecommunication costs consist of payments made by us to local exchange carriers and long distance carriers for access to and use of their telecommunications networks and service and maintenance costs. Commission expense represents payments to owners or operators of the premises at which a payphone is located and APCC commission fees related to Dial Around processing. Telecommunication costs decreased by $53, from $900 in the three months ended June 30, 2009, to $847 in the three months ended June 30, 2010.  Commissions were the same for both periods, $43 for the three months ended June 30, 2009 and June 30, 2010. There was no Depreciation expense in 2009 or 2010.  As of June 30, 2010, the payphone equipment was fully depreciated.

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

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $4,846, from $10,964 for the three months ended June 30, 2009 to $6,118 for the three months ended June 30, 2010. Professional fees decreased by $6,185, from $10,800 for the three months ended June 30, 2009 to $4,615 for the three months ended June 30, 2010.  Professional fees include fees the Company pays for accountants, bookkeepers and attorneys throughout the year for performing various tasks. This decrease was primarily due to accounting fees and legal fees when comparing the same period ending 2010 and 2009. Outside Services expenses increased by $1,197 in the three months ended June 30, 2010 when compared with the same period ending in 2009. General and Administrative expenses, which is primarily consists of office expenses and finance charges, increased by $142 in the three months ended June 30, 2010 when compared with the same period ending in 2009.   Our expenses to date are largely due to professional fees that include accounting, bookkeeping and legal fees.

SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

REVENUES

Our total revenue increased by $142, from $2,177 for the six months ended June 30, 2009 to $2,319 for the six months ended June 30, 2010. This increase was primarily due to a higher volume of coin calls at payphone locations which the Company has placed in strategic areas.

Our coin call increased by $225, from $594 for the six months ended June 30, 2009 to $819 for the six months June 30, 2010.  This increase was primarily due to a higher volume of coin calls at payphone locations which the Company has placed in strategic areas.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue decreased $83, from $503 for the six months ended June 30, 2009 to $420 for the six months ended June 30, 2010. This decrease was primarily due to a decline in commissions paid by the payphone service providers. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers remained the same, $1,080 for both the six months ended June 30, 2009 and the six months ended June 30, 2010. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of June 30, 2010 two customers made up the local service revenue:

Mountainside Residential Care Center, Lake Katrine, New York
Town of Middletown, Margaretville, New York

COST OF SALES

Our overall cost of services increased $34, from $1,761 in the six months ended June 30, 2009, to $1,795 in the six months ended June 30, 2010.  The principal costs related to the ongoing operation of our payphones include telecommunication costs, commissions and depreciation. Telecommunication costs consist of payments made by us to local exchange carriers and long distance carriers for access to and use of their telecommunications networks and service and maintenance costs. Commission expense represents payments to owners or operators of the premises at which a payphone is located and APCC commission fees related to Dial Around processing. Telecommunication costs decreased by $49, from $1757 in the six months ended June 30, 2009, to $1708 in the six months ended June 30, 2010.  Commissions increased by $ 83, from $4 in the six months ended June 30, 2009, $87 for the six months ended June 30, 2010. There was no Depreciation expense in 2009 or 2010. As of June 30, 2010, the payphone equipment was fully depreciated.

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

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $7,577, from $13,586 for the six months ended June 30, 2009 to $21,163 for the six months ended June 30, 2010. Professional fees increased by $4,353, from $11,762 for the six months ended June 30, 2009 to $16,115 for the six months ended June 30, 2010.  Professional fees include fees the Company pays for accountants, bookkeepers and attorneys throughout the year for performing various tasks. This increase was primarily due to accounting fees when comparing the same period ending 2010 and 2009. Outside Services expenses increased by $3,050 in the six months ended June 30, 2010 when compared with the same period ending in 2009. General and Administrative expenses, which is primarily consists of office expenses and finance charges, increased by $174 in the six months ended June 30, 2010 when compared with the same period ending in 2009.  Our expenses to date are largely due to professional fees that include accounting, bookkeeping and legal fees.

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

As of June 30, 2010, we had $167 in cash and cash equivalents on hand and an accumulated deficit of $(251,190).

As of June 30, 2010, the Company owed $22,289 in Related Party Accounts Payable.

As of June 30, 2010, the Company owed $123,217 in Related Party Notes payable and $28,448 in accrued interest on these notes.

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

We are highly dependent on our two executive officers, Carl E. Worboys and Joseph C. Passalaqua. The loss of either of them would have a material adverse affect on our business and prospects.

We currently have only two executive officers, Carl E. Worboys and Joseph C. Passalaqua. Carl E. Worboys serves as our President and Director, and Joseph C. Passalaqua serves as our Chief Financial Officer, Secretary and Director. The loss of either executive officer could have a material adverse effect on our business and prospects.

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

Upon the effectiveness of this registration statement, we intend to solicit a market-maker to apply with FINRA (formerly, the NASD) to have our common stock quoted on the OTC Bulletin Board (OTCBB). We cannot assure that a market will develop or maintained.  If not, your investment might be illiquid.

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

During the six months ended June 30, 2010 there were no sales of unregistered securities.

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

PEGASUS TEL, INC.

By:	CARL E. WORBOYS
Date: August 3, 2010	Carl E. Worboys
President, Director, Chief Executive Officer
(Principal Executive Officer)

By:	JOSEPH C. PASSALAQUA
Date: August 3, 2010	Joseph C. Passalaqua Secretary, Director, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)