Form 10-Q
period 2010-09-30
Pegasus Tel, Inc
filed 2010-11-02
CIK 1377469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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
Yes [  ]   No [ X ]

As of September 30, 2010, 20,215,136 shares of the Company's $.0001 par value common stock were issued and outstanding.

State issuer’s revenues for its most recent fiscal year: $4,771

As of November 1, 2010 the aggregate market value of the 7,107,991 shares common stock held by non-affiliates was approximately $711 based upon the par value of $.0001. As of September 30, 2010, there were 20,215,136 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes [  ]    No [ X ]

PEGASUS TEL, INC.
SEPTEMBER 30, 2010

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements	4
	Balance Sheets as September 30, 2010 (Unaudited) and December 31, 2009	4
	Statements of Operations For the three months ended September 30, 2010 (Unaudited) and September 30, 2009 (Unaudited) For the nine months ended September 30, 2010 (Unaudited) and September 30, 2009 (Unaudited) For the cumulative period from February 19, 2002 (Inception) to September 30, 2010 (Unaudited)	5
	Statements of Cash Flows For the nine months ended September 30, 2010 (Unaudited) and September 30, 2009 (Unaudited) For the cumulative period from February 19, 2002 (Inception) to September 30, 2010 (Unaudited)	6
	Notes to Financial Statements	7
Item 2.	Management’s Discussion and Analysis or Plan of Operation	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 5.	Other Information	35
Item 6.	Exhibits	36

	SIGNATURES

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

PEGASUS TEL, INC.
(A Development Stage Company)
BALANCE SHEETS
	(Unaudited)
	September 30,	December 31,
	2010	2009
Assets:
Cash and Cash Equivalents	$266	$39
Accounts Receivable	242	208

Total Current Assets	508	247

Total Assets	$508	$247

Liabilities:
Accounts Payable	$23,798	$53,807
Related Party Accounts Payable	23,089	20,489
Accrued Interest	33,220	20,470
Related Party Notes Payable	123,217	68,487

Total Current Liabilities	203,324	163,253

Total Liabilities	203,324	163,253

Stockholders' Equity:
Preferred Stock, Par value $0.0001, Authorized 10,000,000 shares
Issued 0 shares at September 30, 2010 and December 31, 2009	-	-
Common Stock, Par value $0.0001, Authorized 100,000,000 shares
Issued 20,215,136 shares at September 30, 2010 and December 31, 2009	2,022	2,022
Paid-In Capital	55,842	55,842
Deficit Accumulated During Development Stage	(260,680)	(220,870)
Total Stockholders' Equity	(202,816)	(163,006)

Total Liabilities and Stockholders' Equity	$508	$247

The accompanying notes are an integral part of these financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
					Since
					February 19,
					2002
	For the Three Months Ended		For the Nine Months Ended		Inception of
	September 30,		September 30,		Development
	2010	2009	2010	2009	Stage
Revenues	$1,159	$1,419	$3,478	$3,596	$68,695
Costs of Services	(885)	(936)	(2,680)	(2,697)	(65,098)

Gross Margin	274	483	798	899	3,597

Expenses
Accounting	3,988	-	18,303	-	83,387
Advertising	-	-	-	-	770
Related Party Bookkeeping	800	600	2,600	2,362	16,977
General and Administrative	44	300	409	491	11,518
Legal	-	-	-	10,000	84,790
Outside Services	161	150	4,844	1,783	30,277
Operating Expenses	4,993	1,050	26,156	14,636	227,719

Operating Income (Loss)	(4,719)	(567)	(25,358)	(13,737)	(224,122)

Other Income (Expense)
Interest, Net	(4,771)	(2,306)	(13,804)	(6,843)	(34,274)

Net Loss Before Taxes	(9,490)	(2,873)	(39,162)	(20,580)	(258,396)

Income and Franchise Tax	-	(75)	(648)	(175)	(2,284)

Net Loss	$(9,490)	$(2,948)	$(39,810)	$(20,755)	$(260,680)

Loss per Share, Basic &
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	20,215,136	20,215,136	20,215,136	20,215,136

The accompanying notes are an integral part of these financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			February 19,
			2002
	For the Nine Months Ended		Inception of
	September 30,		Development
	2010	2009	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(39,810)	$(20,755)	$(260,680)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and Amortization	-	-	12,600
Changes in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	(34)	1,441	(242)
Increase (Decrease) in Accounts Payable	(30,009)	11,610	23,798
Increase (Decrease) in Related Party Accounts Payable	2,600	748	23,089
Increase (Decrease) in Interest Payable	12,750	6,843	33,220
Decrease (Increase) in Intercompany Dues	-	-	56,684
Net Cash Used in Operating Activities	(54,503)	(113)	(111,531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	-	-	(11,600)
Net cash provided by Investing Activities	-	-	(11,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred Stock Issued for Cash	-	-	180
Payments on Related Party Notes	(445)	-	(445)
Proceeds from Related Party Notes	55,175	-	123,662
Net Cash Provided by Financing Activities	54,730	-	123,397

Net (Decrease) Increase in Cash	227	(113)	266
Cash at Beginning of Period	39	$618	-
Cash at End of Period	$266	$505	$266

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,055	$-	$1,055
Franchise and Income Taxes	$648	$175	$2,284

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital
and Property and Equipment	$-	$-	$56,684

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

Interim Financial Statements

The unaudited financial statements as of September 30, 2010 and the nine months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all nine months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Pegasus Tel., Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $(260,000) for the period from February 19, 2002 (inception) to September 30, 2010, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company derives its primary revenue from the sources described below, which includes Dial Around revenues, coin collections, telephone equipment repairs, and sales. Other revenue generated by the company includes sales commissions.

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

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of September 30, 2010, there was no deferred revenue.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of September 30, 2010, the Company has determined an allowance for doubtful accounts is not necessary.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $266 and $39 as of September 30, 2010 and December 31, 2009 all of which was fully covered by Federal depository insurance.

Accounts Receivable

Accounts Receivable consists of Local Service revenue and Commission Revenue. The Accounts Receivable was $242 and $208 as of September 30, 2010 and December 31, 2009 respectively.

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders’ by the weighted average number of common shares outstanding during the period.  There were no common equivalent shares outstanding during the periods ended September 30, 2009 and September 30, 2010.

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

Reclassification

Certain reclassifications have been made in the 2009 financial statements to conform to the September 30, 2010 presentation.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (ASU 2009-13), which provided an update to ASC 605.  ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting in multiple-deliverable arrangements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010. The Company is currently evaluating the impact that this update will have on its Financial Statements.

In September 2009, the FASB created the Accounting Standards Codification, which is codified as ASC 105.  ASC 105 establishes the codification as the single official non-governmental source of authoritative accounting principles (other than guidance issued by the SEC) and supersedes and effectively replaces previously issued GAAP hierarchy framework.  All other literature that is not part of the codification will be considered non-authoritative.  The codification is effective for interim and annual periods ending on or after September 15, 2009.  The Company has applied the codification, as required, beginning with the 2009 Form 10-K.  The adoption of the codification did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2009, the FASB updated ASC 855, which established principles and requirements for subsequent events.  This guidance details the period after the balance sheet date which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  ASC 855 is effective for interim and annual periods ending after September 15, 2009.  The implementation of ASC 855 did not have a material effect on the Company’s financial statements.  The Company adopted ASC 855, and has evaluated all subsequent events through November 1, 2010.

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

In April 2009, the FASB updated ASC 320 for proper recognition and presentation of other-than-temporary impairments.  ASC 320 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  The implementation of ASC 320 did not have a material effect on the Company’s financial statements.

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

NOTE 3- DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and, as is common with a development stage company, the Company will have recurring losses during its development stage.  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

NOTE 5 - COMMITMENTS

As of September 30, 2010, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

On July 21, 2010 John F. Passalaqua resigned as Director and Secretary of Pegasus Tel and Joseph C. Passalaqua was appointed as Director and Secretary.  A stock purchase agreement was filed stating that Joseph C. Passalaqua purchased 2,702,386 shares of Pegasus Tel. common stock from John F. Passalaqua for $20,000.

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 7 - PREFERRED STOCK TRANSACTIONS (Continued)

On August 15, 2008, Pegasus issued an aggregate of 1,800,000 shares of Series A Preferred Stock to an aggregate of 17 individuals pursuant to a Securities Purchase Agreement for $0.0001 per share of Series A Preferred Stock. Pegasus issued the Series A Preferred Stock pursuant to Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities. The shares of Series A Preferred Stock are “restricted securities” (as such term is defined in Rule 144 of the Securities Act.

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

NOTE 8 – RELATED PARTY ACCOUNTS PAYABLE

As of September 30, 2010, the Company had Related Party Accounts Payable in the amount of $12,192 due to Lyboldt-Daly, Inc. for Bookkeeping expenses.  Joseph Passalaqua (a major shareholder of the Company and officer of the company) is President and Sole Director of Lyboldt-Daly, Inc.

During 2006, a Shareholder and Officer of the Company, Joseph Passalaqua, has advanced the company $10,673. This is a Related Party Accounts Payable. As of September 30, 2010, the Company owes $10,673.

During 2006, an Officer of the Company, Carl Worboys, has advanced the Company $224. This is a Related Party Accounts Payable. As of September 30, 2010, the Company owes $224.

NOTE 9 – RELATED PARTY NOTES PAYABLE

In 2006, 2007 and 2008, a Shareholder of the Company, Mary Passalaqua, advanced the Company $5,000, $30,300, and $18,300, respectively.  The notes are accruing between 10% and 15% simple interest per annum and are payable in full upon demand. As of September 30, 2010, the Company owed a total principle balance of $53,600 related to these notes and has accrued $22,184 in simple interest.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 9 – RELATED PARTY NOTES PAYABLE (Continued)

In 2007, 2008 and 2010, a Shareholder and Officer of the Company, Joseph Passalaqua has advanced the company $5,000, $9,887, and $1,800, respectively. The notes are accruing between 10% and 18% in simple interest per annum and is payable in full upon demand.  On January 21, 2010, $1,500 was paid to Joseph Passalaqua as a partial repayment, with $1,055 paid to loan interest and $445 paid to loan principal by the Company. As of September 30, 2010, the Company owed a total principle balance of $16,242 related to these notes and has accrued $4,192 in simple interest.

In 2010, Cobalt Blue LLC has advanced the Company $53,375. Mary Passalaqua is the Managing Member of Cobalt Blue LLC and is a Shareholder of the Company. The note is accruing 18% in simple interest per annum and is payable in full upon demand. As of September 30, 2010, the Company owed a total principle balance of $53,375 related to these notes and has accrued $6,844 in simple interest.

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

On August 18, 2008, and pursuant to the Certificate of Designation, Pegasus converted an aggregate of 1,800,000 shares of Series A Preferred Stock into an aggregate of 18,000,000 shares of Pegasus common stock.  Pegasus issued the common stock pursuant to Section 4(2) of Securities Act due to the fact that it did not involve a public offering of securities. The shares of common stock are restricted securities.

On March 23, 2009, Pegasus filed a Form 15 (File No. 000-52628) with the Securities and Exchange Commission pursuant to which the Company de-registered its class of Common Stock under the Securities Exchange Act of 1934, as amended.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated all events subsequent to October 1, 2010 through  November 1, 2010, the financial statement issuance date, and concluded that there are no significant or material transactions to be reported for the period from October 1, 2010 through November 1, 2010.

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

SERVICES AND PRODUCTS

We own, operate and manage privately owned public payphones in the County of Delaware, State of New York. As of September 30, 2010, we owned, operated, and managed 11 payphones.  The Company does not have any long-term agreements with the customers of these payphones and they may terminate our license to operate at will.  We may pay site owners a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include, but are not limited to, retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. In the alternative, our agreement with business owners may be to provide the telecommunications services without the payment of any commissions.

The chart below describes the specific location of each of our 11 payphones respectively and the amount of revenue generated by each payphone for the quarter ended September 30, 2010.

No.:	Location	September 30, 2010
1	Andes Hotel 110 Main St., Andes, NY 13731	$173
2	Andes Public Booth 21 Main St., Andes, NY 13731	$118
3	Margaretville Central School 415 Main St., Margaretville, NY 12455	$258
4	Margaretville Memorial Hospital 42084 State Hwy. 28, Margaretville, NY 12455 (downstairs)	$204
5	Margaretville Memorial Hospital 42084 State Hwy. 28, Margaretville, NY 12455 (upstairs)	$350
6	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (1 st Floor)	$501
7	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (2 nd Floor)	$479
8	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (3 rd Floor)	$448
9	Town of Middletown 42339 State Hwy. 28, Margaretville, NY 12455	$476
10	Hess Mart 42598 State Hwy. 28, Margaretville, NY 12455	$288
11	Arkville Country Store 43525 State Hwy. 28, Arkville, NY 12406	$183

	Total Revenues	$3,478

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

REVENUE RECOGNTION POLICES

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. As of the year ended December 31, 2009 and the nine months ended September 30, 2010, there was no deferred revenue. The Company derives its primary revenue from the sources described below, which includes dial-around revenues, operator service revenue, coin collections, telephone equipment repairs, and sales. Other revenue generated by the company includes sales commissions.

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

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal years ending December 31, 2009, Robison, Hill & Co. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”   At December 31, 2009, we had $39 cash on hand, $208 in accounts receivable and an accumulated deficit of $(220,870). At September 30, 2010, we had $266 cash on hand, $242 in accounts receivable and an accumulated deficit of $(260,680). See “Liquidity and Capital Resources.”

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we had $266 in cash and cash equivalents respectively. Our primary source of liquidity has been from borrowing from Joseph C. Passalaqua, a major shareholder of the Company and officer of the Company, and Mary Passalaqua, a major shareholder, to cover expenses and liabilities.

As of September 30, 2010 we have notes payable to Joseph C. Passalaqua in the amount $16,242, notes payable to Mary Passalaqua in the amount of $53,600, and a note payable to Cobalt Blue LLC, with Mary Passalaqua as the sole Managing Member, in the amount of $53,375.  These notes payable bear a simple interest rate between 10% and 18% per annum and are payable upon demand. As of September 30, 2010 the accrued interest on the notes payable to Joseph Passalaqua, Mary Passalaqua and Cobalt Blue LLC, were $33,220.

As of September 30, 2010, the Company owed $23,089 in Related Party Accounts Payable. As of September 30, 2010 this balance includes $12,192 due to Lyboldt-Daly Inc. for bookkeeping expenses and $10,673 due to Joseph C. Passalaqua, the President and Sole Director of Lyboldt-Daly, Inc.  Joseph Passalaqua is also a major shareholder of the Company and officer of the Company.  It also includes $224 owed to Carl Worboys, an officer of the Company.  These amounts are non-interest bearing.

Net cash used in operating activities was $54,503 during the nine-month period ended September 30, 2010.

Net cash provided by investing activities was $0 during the nine-month period ended September 30, 2010.

Net cash provided by financing activities was $54,730 during the nine-month period ended September 30, 2010.

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

WORKING CAPTIAL

We had total assets of $247 and total liabilities of $163,253 resulting in a working capital deficit of $(163,006) for the year ended December 31, 2009. We had total assets of $508 and total liabilities of $203,324, resulting in working capital deficit of $(202,816) for the nine months ended September 30, 2010.

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

REVENUES

Our total revenue decreased by $260, from $1,419 for the three months ended September 30, 2009 to $1,159 for the three months ended September 30, 2010. This decrease was primarily due to a lower volume of coin calls and operator assisted calls at payphone locations.

Our coin call decreased by $189, from $611 for the three months ended September 30, 2009 to $422 for the three months September 30, 2010.  This decrease was primarily due increase was primarily due to a lower volume of coin calls at payphone locations.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue decreased $71, from $268 for the three months ended September 30, 2009 to $197 for the three months ended September 30, 2010. This decrease was primarily due to a decline in commissions paid by the payphone service providers. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers remained the same, $540 for both the three months ended September 30, 2009 and the three months ended September 30, 2010. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of September 30, 2010, two customers made up the local service revenue:

Mountainside Residential Care Center, Lake Katrine, New York
Town of Middletown, Margaretville, New York

COST OF SALES

Our overall cost of services decreased $51, from $936 in the three months ended September 30, 2009, to $885 in the three months ended September 30, 2010.  The principal costs related to the ongoing operation of our payphones include telecommunication costs, commissions and depreciation. Telecommunication costs consist of payments made by us to local exchange carriers and long distance carriers for access to and use of their telecommunications networks and service and maintenance costs. Commission expense represents payments to owners or operators of the premises at which a payphone is located and APCC commission fees related to Dial Around processing. Telecommunication costs decreased by $51, from $893 in the three months ended September 30, 2009, to $842 in the three months ended September 30, 2010.  Commissions were the same for both periods, $43 for the three months ended September 30, 2009 and September 30, 2010. There was no Depreciation expense in 2009 or 2010. As of September 30, 2010, the payphone equipment was fully depreciated.

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

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $3,943, from $1,050 for the three months ended September 30, 2009 to $4,993 for the three months ended September 30, 2010. Professional fees increased by $4,188, from $600 for the three months ended September 30, 2009 to $4,788 for the three months ended September 30, 2010.  Professional fees include fees the Company pays for accountants, bookkeepers and attorneys throughout the year for performing various tasks. This increase was primarily due to accounting fees when comparing the same period ending 2010 and 2009. Outside Services expenses increased by $11 in the three months ended September 30, 2010 when compared with the same period ending in 2009. General and Administrative expenses, which is primarily consists of office expenses and finance charges, decreased by $256 in the three months ended September 30, 2010 when compared with the same period ending in 2009.  Our expenses to date are largely due to professional fees that include accounting, bookkeeping and legal fees.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

REVENUES

Our total revenue decreased by $118, from $3,596 for the nine months ended September 30, 2009 to $3,478 for the nine months ended September 30, 2010. This decrease was primarily due to a lower volume of non-coin calls at payphone locations which the Company has placed in strategic areas and a decline in commission paid by the payphone service providers.

Our coin call increased by $36, from $1,205 for the nine months ended September 30, 2009 to $1,241 for the nine months September 30, 2010.  This increase was primarily due to a higher volume of coin calls at payphone locations which the Company has placed in strategic areas.

 Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue decreased $154, from $771 for the nine months ended September 30, 2009 to $617 for the nine months ended September 30, 2010. This decrease was primarily due to a decline in commissions paid by the payphone service providers. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers remained the same, $1,620 for both the nine months ended September 30, 2009 and the nine months ended September 30, 2010. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of September 30, 2010 two customers made up the local service revenue:

Mountainside Residential Care Center, Lake Katrine, New York
Town of Middletown, Margaretville, New York

COST OF SALES

Our overall cost of services decreased $17, from $2,697, in the nine months ended September 30, 2009, to $2,680 in the nine months ended September 30, 2010.  The principal costs related to the ongoing operation of our payphones include telecommunication costs, commissions and depreciation. Telecommunication costs consist of payments made by us to local exchange carriers and long distance carriers for access to and use of their telecommunications networks and service and maintenance costs. Commission expense represents payments to owners or operators of the premises at which a payphone is located and APCC commission fees related to Dial Around processing. Telecommunication costs decreased by $100, from $2,650 in the nine months ended September 30, 2009, to $2,550 in the nine months ended September 30, 2010.  Commissions increased by $83, from $47 in the nine months ended September 30, 2009, $130 for the nine months ended September 30, 2010. There was no Depreciation expense in 2009 or 2010. As of September 30, 2010, the payphone equipment was fully depreciated.

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

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $11,520, from $14,636 for the nine months ended September 30, 2009 to $26,156 for the nine months ended September 30, 2010. Professional fees increased by $8,541, from $12,362 for the nine months ended September 30, 2009 to $20,903 for the nine months ended September 30, 2010.  Professional fees include fees the Company pays for accountants, bookkeepers and attorneys throughout the year for performing various tasks. This increase was primarily due to accounting fees and legal fees when comparing the same period ending 2010 and 2009. Outside Services expenses increased by $3,061 in the nine months ended September 30, 2010 when compared with the same period ending in 2009. General and Administrative expenses, which is primarily consists of office expenses and finance charges, decreased by $82 in the nine months ended September 30, 2010 when compared with the same period ending in 2009.  Our expenses to date are largely due to professional fees that include accounting, bookkeeping and legal fees.

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

As of September 30, 2010, we had $266 in cash and cash equivalents on hand and an accumulated deficit of $(260,680).

As of September 30, 2010, the Company owed $23,089 in Related Party Accounts Payable.

As of September 30, 2010, the Company owed $123,217 in Related Party Notes payable and $33,220 in accrued interest on these notes.

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

During the nine months ended September 30, 2010 there were no sales of unregistered securities.

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

PEGASUS TEL, INC.

By:	CARL E. WORBOYS
Date: November 1, 2010	Carl E. Worboys
President, Director, Chief Executive Officer
(Principal Executive Officer)

By:	JOSEPH C. PASSALAQUA
Date: November 1, 2010	Joseph C. Passalaqua Secretary, Director, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)