Form 10-Q
period 2008-06-30
Pegasus Tel, Inc
filed 2011-01-03
CIK 1377469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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
Yes [  ]   No [ X ]

As of December 30, 2010, 20,215,136 shares of the Company's $.0001 par value common stock were issued and outstanding.

State issuer’s revenues for its most recent fiscal year of December 31, 2009: $4,771

As of December 30, 2010, the aggregate market value of the 7,107,991 shares common stock held by non-affiliates was approximately $711 based upon the par value of $.0001.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes [  ]    No [ X ]

PEGASUS TEL, INC.
JUNE 30, 2008

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements	4
	Balance Sheets as June 30, 2008 (Unaudited) and December 31, 2007	4
	Statements of Operations For the three months ended June 30, 2008 (Unaudited) and June 30, 2007 (Unaudited) For the six months ended June 30, 2008 (Unaudited) and June 30, 2007 (Unaudited) For the cumulative period from February 19, 2002 (Inception) to June 30, 2008 (Unaudited)	5
	Statements of Cash Flows For the six months ended June 30, 2008 (Unaudited) and June 30, 2007 (Unaudited) For the cumulative period from February 19, 2002 (Inception) to June 30, 2008 (Unaudited)	6
	Notes to Financial Statements	7
Item 2.	Management’s Discussion and Analysis or Plan of Operation	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 5.	Other Information	35
Item 6.	Exhibits	36

	SIGNATURES

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

PEGASUS TEL, INC.
(A Development Stage Company)
BALANCE SHEETS
	(Unaudited)
	June 30,	December 31,
	2008	2007
Assets:
Cash and Cash Equivalents	$611	$425
Accounts Receivable	1,647	1,911

Total Current Assets	2,258	2,336

Property and Equipment
Payphone Equipment	12,600	12,600
Less Accumulated Deprecation	(12,600)	(12,600)

Total Assets	$2,258	$2,336

Liabilities:
Accounts Payable	$35,433	$27,650
Related Party Accounts Payable	17,351	14,656
Accrued Interest	6,989	3,441
Related Party Notes Payable	58,600	40,300

Total Current Liabilities	118,373	86,047

Total Liabilities	118,373	86,047

Stockholders' Equity:
Preferred Stock, Par value $0.0001, Authorized 10,000,000 shares
Issued 0 shares at June 30, 2008 and December 31, 2007	-	-
Common Stock, Par value $0.0001, Authorized 100,000,000 shares
Issued 5,100,000 shares at June 30, 2008 and December 31, 2007	510	510
Paid-In Capital	57,174	57,174
Deficit Accumulated During Development Stage	(173,799)	(141,395)
Total Stockholders' Equity	(116,115)	(83,711)

Total Liabilities and Stockholders' Equity	$2,258	$2,336

The accompanying notes are an integral part of these financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
					Since
					February 19,
					2002
	For the Three Months Ended		For the Six Months Ended		Inception of
	June 30,		June 30,		Development
	2008	2007	2008	2007	Stage
Revenues	$1,754	$2,628	$3,406	$6,109	$57,105
Costs of Services	(965)	(1,603)	(1,920)	(4,085)	(56,863)

Gross Margin	789	1,025	1,486	2,024	242

Expenses
Accounting	10,850	-	10,850	-	49,652
Advertising	-	-	-	-	770
Related Party Bookkeeping	938	935	2,695	1,412	9,015
General and Administrative	116	667	380	786	9,381
Legal	-	40,000	16,000	40,000	74,790
Outside Services	-	-	-	-	21,983
Operating Expenses	11,904	41,602	29,925	42,198	165,591

Operating Income (Loss)	(11,115)	(40,577)	(28,439)	(40,174)	(165,349)

Other Income (Expense)
Interest, Net	(1,837)	(657)	(3,548)	(782)	(6,989)

Net Loss Before Taxes	(12,952)	(41,234)	(31,987)	(40,956)	(172,338)

Income and Franchise Tax	-	-	(417)	-	(1,461)

Net Loss	$(12,952)	$(41,234)	$(32,404)	$(40,956)	$(173,799)

Loss per Share, Basic &
Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares
Outstanding	5,100,000	5,100,000	5,100,000	5,100,000

The accompanying notes are an integral part of these financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			February 19,
			2002
	For the Six Months Ended		Inception of
	June 30,		Development
	2008	2007	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(32,404)	$(40,956)	$(173,799)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and Amortization	-	509	12,600
Changes in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	264	(1,966)	(1,647)
Increase (Decrease) in Accounts Payable	7,783	9,724	39,192
Increase (Decrease) in Related Party Accounts Payable	2,695	1,412	13,592
Increase (Decrease) in Interest Payable	3,548	782	6,989
Decrease (Increase) in Intercompany Dues	-	-	56,684
Net Cash Used in Operating Activities	(18,114)	(30,495)	(46,389)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	-	-	(11,600)
Net cash provided by Investing Activities	-	-	(11,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Related Party Notes	18,300	30,300	58,600
Net Cash Provided by Financing Activities	18,300	30,300	58,600

Net (Decrease) Increase in Cash	186	(195)	611
Cash at Beginning of Period	425	205	-
Cash at End of Period	$611	$10	$611

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and Income Taxes	$417	$-	$1,461

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital
and Property and Equipment	$-	$-	$56,684

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

Interim Financial Statements

The unaudited financial statements as of June 30, 2008 and the six months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all six months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Pegasus Tel., Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $(174,000) for the period from February 19, 2002 (inception) to June 30, 2008, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of June 30, 2008, there was no deferred revenue.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2008, the Company has determined an allowance for doubtful accounts is not necessary.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $611 and $425 as of June 30, 2008 and December 31, 2007 all of which was fully covered by Federal depository insurance.

Accounts Receivable

Accounts Receivable consists of Local Service revenue and Commission Revenue. The Accounts Receivable was $1,647 and $1,911 as of June 30, 2008 and December 31, 2007 respectively.

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders’ by the weighted average number of common shares outstanding during the period.  There were no common equivalent shares outstanding during the periods ended June 30, 2008 and June 30, 2007.

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

Reclassification

Certain reclassifications have been made in the 2007 financial statements to conform to the June 30, 2008 presentation.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards

The Company has reviewed new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, the Company does not expect that any of the new standards will have a significant impact on its financial statements.

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

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 2 - INCOME TAXES (Continued)

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:

	2007	2006
Provision (Benefit) at US Statutory Rate	$22,342	$5,600
Other Adjustments	87	-
Increase (Decrease) in Valuation Allowance	(22,429)	(5,600)
	$-	$-

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

NOTE 5 - COMMITMENTS

As of June 30, 2008, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 7 – RELATED PARTY ACCOUNTS PAYABLE

As of June 30, 2008, the Company had Related Party Accounts Payable in the amount of $6,454 due to Lyboldt-Daly, Inc. for Bookkeeping expenses.  Joseph Passalaqua (a major shareholder of the Company and officer of the company) is President and Sole Director of Lyboldt-Daly, Inc.

During 2006, a Shareholder and Officer of the Company, Joseph Passalaqua, has advanced the company $10,673. This is a Related Party Accounts Payable. As of June 30, 2008, the Company owes $10,673.

During 2006, an Officer of the Company, Carl Worboys, has advanced the Company $224. This is a Related Party Accounts Payable. As of June 30, 2008, the Company owes $224.

NOTE 8 – RELATED PARTY NOTES PAYABLE

In 2006, 2007 and 2008, a Shareholder of the Company, Mary Passalaqua, advanced the Company $5,000, $30,300, and $18,300, respectively.  The notes are accruing between 10% and 15% simple interest per annum and are payable in full upon demand. As of June 30, 2008, the Company owed a total principle balance of $53,600 related to these notes and has accrued $6,715 in simple interest.

In 2007, a Shareholder and Officer of the Company, Joseph Passalaqua has advanced the company $5,000. The note is accruing 10% in simple interest per annum and is payable in full upon demand. As of June 30, 2008, the Company owed a total principle balance of $5,000 related to these notes and has accrued $274 in simple interest.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 9 - SUBSEQUENT EVENTS

Common Stock Transactions

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

Spin off and Preferred Stock Transactions

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

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 9 - SUBSEQUENT EVENTS (Continued)

Spin off and Preferred Stock Transactions (Continued)

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

SERVICES AND PRODUCTS

We own, operate and manage privately owned public payphones in the County of Delaware, State of New York. As of June 30, 2008, we owned, operated, and managed 13 payphones.  As of the current date of the filing, December 30, 2010, the company owns, operates, and manages 11 payphones. The Company does not have any long-term agreements with the customers of these payphones and they may terminate our license to operate at will.  We may pay site owners a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include, but are not limited to, retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. In the alternative, our agreement with business owners may be to provide the telecommunications services without the payment of any commissions.

The chart below describes the specific location of each of our 13 payphones respectively and the amount of revenue generated by each payphone for the quarter ended June 30, 2008.

No.:	Location	June 30, 2008
1	Andes Hotel 110 Main St., Andes, NY 13731	$195
2	Andes Public Booth 21 Main St., Andes, NY 13731	$125
3	A& P Super Food Mart 36 Bridge St. Margaretville, NY 12455 (outside)	$161
4	Margaretville Central School 415 Main St., Margaretville, NY 12455	$525
5	Margaretville Memorial Hospital 42084 State Hwy. 28, Margaretville, NY 12455 (downstairs)	$342
6	Margaretville Memorial Hospital 42084 State Hwy. 28, Margaretville, NY 12455 (upstairs)	$247
7	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (1 st Floor)	$500
8	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (2 nd Floor)	$260
9	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (3 rd Floor)	$250
10	Town of Middletown 42339 State Hwy. 28, Margaretville, NY 12455	$320
11	Hess Mart 42598 State Hwy. 28, Margaretville, NY 12455	$389
12	Arkville Country Store 43525 State Hwy. 28, Arkville, NY 12406	$84
13	Summerfield’s Rest. 654 Main St. Margaretville, NY 12455	$8
	Total Revenues	$3,406

The chart below describes the specific location of each of our 11 payphones respectively and the amount of revenue generated by each payphone as of the date of last quarterly filing, September 30, 2010.

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

REVENUE RECOGNTION POLICES

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. As of the year ended December 31, 2007 and the six months ended June 30, 2008, there was no deferred revenue. The Company derives its primary revenue from the sources described below, which includes dial-around revenues, operator service revenue, coin collections, telephone equipment repairs, and sales. Other revenue generated by the company includes sales commissions.

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

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal years ending December 31, 2007, Robison, Hill & Co. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”   At December 31, 2007, we had $425 cash on hand, $1,911 in accounts receivable and an accumulated deficit of $(141,395). At June 30, 2008, we had $611 cash on hand, $1,647 in accounts receivable and an accumulated deficit of $(173,799). See “Liquidity and Capital Resources.”

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had $611 in cash and cash equivalents respectively. Our primary source of liquidity has been from borrowing from Joseph C. Passalaqua, a major shareholder of the Company and officer of the Company, and Mary Passalaqua, a major shareholder, to cover expenses and liabilities.

As of June 30, 2008 we have a note payable to Joseph C. Passalaqua in the amount $5,000 and notes payable to Mary Passalaqua in the amount of $53,600. These notes payable bear a simple interest rate between 10% and 15% per annum and are payable upon demand. As of June 30, 2008 the accrued interest on the notes payable to Joseph Passalaqua and Mary Passalaqua were $6,989.

As of June 30, 2008, the Company owed $17,351 in Related Party Accounts Payable. As of June 30, 2008 this balance includes $6,454 due to Lyboldt-Daly Inc. for bookkeeping expenses and $10,673 due to Joseph C. Passalaqua, the President and Sole Director of Lyboldt-Daly, Inc.  Joseph Passalaqua is also a major shareholder of the Company and officer of the Company.  It also includes $224 owed to Carl Worboys, an officer of the Company.  These amounts are non-interest bearing.

Net cash used in operating activities was $18,114 during the six-month period ended June 30, 2008.

Net cash provided by investing activities was $0 during the six-month period ended June 30, 2008.

Net cash provided by financing activities was $18,300 during the six-month period ended June 30, 2008.

Our expenses as of June 30, 2008 and to date are largely due to professional fees that include accounting fees.

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

WORKING CAPTIAL

We had total assets of $2,336 and total liabilities of $86,047 resulting in a working capital deficit of $(83,711) for the year ended December 31, 2007. We had total assets of $2,258 and total liabilities of $118,373, resulting in working capital deficit of $(116,115) for the six months ended June 30, 2008.

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

REVENUES

Our total revenue decreased by $874, from $2,628 for the three months ended June 30, 2007 to $1,754 for the three months ended June 30, 2008. This decrease was primarily due to a lower volume of coin calls and operator assisted calls at payphone locations.

Our coin call decreased by $438, from $1,109 for the three months ended June 30, 2007 to $671 for the three months June 30, 2008.  This decrease was primarily due to a lower volume of coin calls at payphone locations.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue decreased $436, from $889 for the three months ended June 30, 2007 to $453 for the three months ended June 30, 2008. This decrease was primarily due to a decline in commissions paid by the payphone service providers. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers remained the same, $630 for both the three months ended June 30, 2007 and the three months ended June 30, 2008. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of June 30, 2008, three customers made up the local service revenue:

Mountainside Residential Care Center, Lake Katrine, New York
Town of Middletown, Margaretville, New York
A&P Super Food Mart, Margaretville, New York

COST OF SALES

Our overall cost of services decreased $638, from $1,603 in the three months ended June 30, 2007, to $965 in the three months ended June 30, 2008.  The principal costs related to the ongoing operation of our payphones include telecommunication costs, commissions and depreciation. Telecommunication costs consist of payments made by us to local exchange carriers and long distance carriers for access to and use of their telecommunications networks and service and maintenance costs. Commission expense represents payments to owners or operators of the premises at which a payphone is located and APCC commission fees related to Dial Around processing. Telecommunication costs increased by $111, from $803 in the three months ended June 30, 2007, to $914 in the three months ended June 30, 2008.  Commissions decreased by $630, from $681 in the three months ended June 30, 2007 to $51 in the three months ended June 30, 2008. Depreciation expense was $119 in the three months ended June 30, 2007 and $0 in the three months ended June 30, 2008. As of June 30, 2008, the payphone equipment was fully depreciated.

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

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $29,698, from $41,602 for the three months ended June 30, 2007 to $11,904 for the three months ended June 30, 2008. Professional fees decreased by $29,147, from $40,935 for the three months ended June 30, 2007 to $11,788 for the three months ended June 30, 2008.  Professional fees include fees the Company pays for accountants, bookkeepers and attorneys throughout the year for performing various tasks. This decrease was primarily due to legal fees when comparing the same period ending 2008 and 2007.  General and Administrative expenses, which primarily consists of office expenses and finance charges, decreased by $551 in the three months ended June 30, 2008 when compared with the same period ending in 2007. Our expenses as of June 30, 2008 and to date are largely due to professional fees that include accounting, bookkeeping and legal fees.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

REVENUES

Our total revenue decreased by $2,703, from $6,109 for the six months ended June 30, 2007 to $3,406 for the six months ended June 30, 2008. This decrease was primarily due to a lower volume of non-coin calls at payphone locations which the Company has placed in strategic areas and a decline in commission paid by the payphone service providers.

Our coin call decreased by $1,302, from $2,405 for the six months ended June 30, 2007 to $1,103 for the six months June 30, 2008.  This decrease was primarily due to a lower volume of coin calls at payphone locations.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue decreased $1,401, from $2,444 for the six months ended June 30, 2007 to $1,043 for the six months ended June 30, 2008. This decrease was primarily due to a decline in commissions paid by the payphone service providers. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers remained the same, $1,260 for both the six months ended June 30, 2007 and the six months ended June 30, 2008. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of June 30, 2008 three customers made up the local service revenue:

Mountainside Residential Care Center, Lake Katrine, New York
Town of Middletown, Margaretville, New York
A&P Super Food Mart, Margaretville, New York

COST OF SALES

Our overall cost of services decreased $2,165, from $4,085, in the six months ended June 30, 2007, to $1,920 in the six months ended June 30, 2008.  The principal costs related to the ongoing operation of our payphones include telecommunication costs, commissions and depreciation. Telecommunication costs consist of payments made by us to local exchange carriers and long distance carriers for access to and use of their telecommunications networks and service and maintenance costs. Commission expense represents payments to owners or operators of the premises at which a payphone is located and APCC commission fees related to Dial Around processing. Telecommunication costs decreased by $415, from $2,233 in the six months ended June 30, 2007, to $1,818 in the six months ended June 30, 2008.  Commissions decreased by $1,241, from $1,343 in the six months ended June 30, 2007, $102 for the six months ended June 30, 2008. Depreciation expense was $509 for the six months ended June 30, 2007 and $0 for the six months ended June 30, 2008.  As of June 30, 2008, the payphone equipment was fully depreciated.

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

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $12,273, from $42,198 for the six months ended June 30, 2007 to $29,925 for the six months ended June 30, 2008. Professional fees decreased by $11,867, from $41,412 for the six months ended June 30, 2007 to $29,545 for the six months ended June 30, 2008.  Professional fees include fees the Company pays for accountants, bookkeepers and attorneys throughout the year for performing various tasks. This decrease was primarily due to legal fees when comparing the same period ending 2008 and 2007. General and Administrative expenses, which is primarily consists of office expenses and finance charges, decreased by $406 in the six months ended June 30, 2008 when compared with the same period ending in 2007.  Our expenses as of June 30, 2008 and to date are largely due to professional fees that include accounting, bookkeeping and legal fees.

COMMON STOCK

Our board of directors is authorized to issue 100,000,000 shares of Common stock, with a par value of $0.0001. As of June 30, 2008 there were an aggregate of 5,100,000 shares of Common Stock issued and outstanding, which were held by 180 stockholders.  As of the current date of the filing, December 30, 2010, there are an aggregate of 20,215,136 shares of Common Stock issued and outstanding, which are held by 213 stockholders as of the date of this Quarterly Report.    All shares of our common stock have one vote per share on all matters, including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred stockholders, if any. The holders of our common stock are entitled to equal dividends and distributions per share with respect to the Common Stock when, as and if, declared by the board of directors from funds legally available.

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

PREFERRED STOCK

Our board of directors is authorized to issue 10,000,000 shares of Preferred stock, with a par value of $0.0001. There are an aggregate of 0 shares of Preferred Stock issued and outstanding as of the date of this Quarterly Report.

On August 15, 2008, Pegasus issued an aggregate of 1,800,000 shares of Series A Preferred Stock to an aggregate of 17 individuals pursuant to a Securities Purchase Agreement for $0.0001per share of Series A Preferred Stock. Each purchaser was an accredited investor as defined in the Securities Act.  Pegasus issued the Series A Preferred Stock pursuant to an exemption under Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities. The shares of Series A Preferred Stock are “restricted securities” (as such term is defined in the Securities Act).

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

As of June 30, 2008, we had $611 in cash and cash equivalents on hand and an accumulated deficit of $(173,799).

As of June 30, 2008, the Company owed $17,351 in Related Party Accounts Payable.

As of June 30, 2008, the Company owed $58,600 in Related Party Notes payable and $6,989 in accrued interest on these notes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2008 there were no sales of unregistered securities.

On August 15, 2008, Pegasus issued an aggregate of 1,800,000 shares of Series A Preferred Stock to an aggregate of 17 individuals pursuant to a Securities Purchase Agreement for $0.0001per share of Series A Preferred Stock. Each purchaser was an accredited investor as defined in the Securities Act.  Pegasus issued the Series A Preferred Stock pursuant to an exemption under Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities. The shares of Series A Preferred Stock are “restricted securities” (as such term is defined in the Securities Act).

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

Purchaser	Amount of Series A Preferred Stock	Total Purchase Price ($0.0001)
Sarah Beckley	20,000	$2.00
Pattiane Carbona	40,000	4.00
John Catricola	20,000	2.00
Mary K. Evans	40,000	4.00
Amanda Godin	40,000	4.00
Kevin Kopaunik	90,000	9.00
Anthony E. Lombardo	40,000	4.00
Rebecca McGuinness	40,000	4.00
John F. Passalaqua	270,000	27.00
Joseph C. Passalaqua	500,000	50.00
Joseph J. Passalaqua	50,000	5.00
Mary Passalaqua	250,000	25.00
Hope Savage	40,000	4.00
Stephanie Scortino	50,000	5.00
Inna Sheveleva	40,000	4.00
Margaret L. Sollish	20,000	2.00
Carl E. Worboys	250,000	25.00

TOTAL	1,800,000	$180.00

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

PEGASUS TEL, INC.

By:	CARL E. WORBOYS
Date: December 30, 2010	Carl E. Worboys
President, Director, Chief Executive Officer
(Principal Executive Officer)

By:	JOSEPH C. PASSALAQUA
Date: December 30, 2010	Joseph C. Passalaqua Secretary, Director, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)