Form 10-Q
period 2008-09-30
Pegasus Tel, Inc
filed 2011-01-11
CIK 1377469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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
Yes [  ]   No [ X ]

As of January 11, 2011, 20,215,136 shares of the Company's $.0001 par value common stock were issued and outstanding.

State issuer’s revenues for its most recent fiscal year of December 31, 2009: $4,771

As of January 11, 2011, the aggregate market value of the 7,107,991 shares common stock held by non-affiliates was approximately $711 based upon the par value of $.0001.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes [  ]    No [ X ]

PEGASUS TEL, INC.
SEPTEMBER 30, 2008

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements	4
	Balance Sheets as September 30, 2008 (Unaudited) and December 31, 2007	4
	Statements of Operations For the three months ended September 30, 2008 (Unaudited) and September 30, 2007 (Unaudited) For the nine months ended September 30, 2008 (Unaudited) and September 30, 2007 (Unaudited) For the cumulative period from February 19, 2002 (Inception) to September 30, 2008 (Unaudited)	5
	Statements of Cash Flows For the nine months ended September 30, 2008 (Unaudited) and September 30, 2007 (Unaudited) For the cumulative period from February 19, 2002 (Inception) to September 30, 2008 (Unaudited)	6
	Notes to Financial Statements	7
Item 2.	Management’s Discussion and Analysis or Plan of Operation	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5.	Other Information	36
Item 6.	Exhibits	37

	SIGNATURES

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

PEGASUS TEL, INC.
(A Development Stage Company)
BALANCE SHEETS
	(Unaudited)
	September 30,	December 31,
	2008	2007
Assets:
Cash and Cash Equivalents	$9,391	$425
Accounts Receivable	1,825	1,911

Total Current Assets	11,216	2,336

Property and Equipment
Payphone Equipment	12,600	12,600
Less Accumulated Deprecation	(12,600)	(12,600)

Net Property and Equipment	-	-

Total Assets	$11,216	$2,336

Liabilities:
Accounts Payable	$36,851	$27,650
Related Party Accounts Payable	18,012	14,656
Accrued Interest	9,052	3,441
Related Party Notes Payable	67,282	40,300

Total Current Liabilities	131,197	86,047

Total Liabilities	131,197	86,047

Stockholders' Equity:
Preferred Stock, Par value $0.0001, Authorized 10,000,000 shares
Issued 0 shares at September 30, 2008 and December 31, 2007	-	-
Common Stock, Par value $0.0001, Authorized 100,000,000 shares
Issued 20,215,136 shares at September 30, 2008 and
Issued 5,100,000 shares at December 31, 2007	2,022	510
Paid-In Capital	55,842	57,174
Stock Subscription Receivable	(167)	-
Deficit Accumulated During Development Stage	(177,678)	(141,395)
Total Stockholders' Equity	(119,981)	(83,711)

Total Liabilities and Stockholders' Equity	$11,216	$2,336

The accompanying notes are an integral part of these financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
					Since
					February 19,
					2002
	For the Three Months Ended		For the Nine Months Ended		Inception of
	September 30,		September 30,		Development
	2008	2007	2008	2007	Stage
Revenues	$1,721	$2,929	$5,127	$9,038	$58,826
Costs of Services	(962)	(1,797)	(2,882)	(5,883)	(57,825)

Gross Margin	759	1,132	2,245	3,155	1,001

Expenses
Accounting	-	600	10,850	600	49,652
Advertising	-	-	-	-	770
Related Party Bookkeeping	850	1,397	3,545	2,809	9,865
General and Administrative	783	1,270	1,163	2,837	10,164
Legal	-	-	16,000	40,000	74,790
Outside Services	942	-	942	-	22,925
Operating Expenses	2,575	3,267	32,500	46,246	168,166

Operating Income (Loss)	(1,816)	(2,135)	(30,255)	(43,091)	(167,165)

Other Income (Expense)
Interest, Net	(2,063)	-	(5,611)	-	(9,052)

Net Loss Before Taxes	(3,879)	(2,135)	(35,866)	(43,091)	(176,217)

Income and Franchise Tax	-	-	(417)	-	(1,461)

Net Loss	$(3,879)	$(2,135)	$(36,283)	$(43,091)	$(177,678)

Loss per Share, Basic &
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Shares
Outstanding	10,628,179	5,100,000	5,050,301	5,100,000

The accompanying notes are an integral part of these financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			February 19,
			2002
	For the Nine Months Ended		Inception of
	September 30,		Development
	2008	2007	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:	(36,283)	(43,091)	$(177,678)
Net Loss for the Period
Adjustments to reconcile net loss to net cash
provided by operating activities:	-	509	12,600
Depreciation and Amortization
Changes in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	86	(2,811)	(1,825)
Increase (Decrease) in Accounts Payable	9,201	10,239	40,610
Increase (Decrease) in Related Party Accounts Payable	3,356	2,809	14,253
Increase (Decrease) in Interest Payable	5,611	2,052	9,052
Decrease (Increase) in Intercompany Dues	-	-	56,684
Net Cash Used in Operating Activities	(18,029)	(30,293)	(46,304)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	-	-	(11,600)
Net cash provided by Investing Activities	-	-	(11,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred Stock Issued for Cash	13	-	13
Proceeds from Related Party Notes	26,982	30,300	67,282
Net Cash Provided by Financing Activities	26,995	30,300	67,295

Net (Decrease) Increase in Cash	8,966	7	9,391
Cash at Beginning of Period	425	205	-
Cash at End of Period	$9,391	$212	$9,391

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and Income Taxes	$417	$-	$1,461

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital
and Property and Equipment	$-	$-	$56,684
Common Stock Issued for Stock Receivable	$167	$-	$167

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

Interim Financial Statements

The unaudited financial statements as of September 30, 2008 and the nine months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all nine months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Pegasus Tel., Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $(177,000) for the period from February 19, 2002 (inception) to September 30, 2008, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of September 30, 2008, there was no deferred revenue.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of September 30, 2008, the Company has determined an allowance for doubtful accounts is not necessary.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $9,391 and $425 as of September 30, 2008 and December 31, 2007 all of which was fully covered by Federal depository insurance.

Accounts Receivable

Accounts Receivable consists of Local Service revenue and Commission Revenue. The Accounts Receivable was $1,825 and $1,911 as of September 30, 2008 and December 31, 2007 respectively.

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders’ by the weighted average number of common shares outstanding during the period.  There were no common equivalent shares outstanding during the periods ended September 30, 2007 and September 30, 2008.

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

Reclassification

Certain reclassifications have been made in the 2007 financial statements to conform to the September 30, 2008 presentation.

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

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income

NOTE 3- DEVELOPMENT STAGE COMPANY

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

NOTE 5 - COMMITMENTS

As of September 30, 2008, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

On May 15, 2007, the Company filed an Amended Certificate of Incorporation and there was a forward stock split 5,100 to 1.  This change is retro-active and therefore changes the 1,000 shares of Common Stock issued on December 31, 2003 to 5,100,000 shares of Common Stock.  The par value remains at $ .0001 per share.

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

As of September 30, 2008, the Company has a Stock Subscription Receivable for the Issuance of Preferred Stock in the amount of $167.

NOTE 8 – RELATED PARTY ACCOUNTS PAYABLE

As of September 30, 2008, the Company had Related Party Accounts Payable in the amount of $7,115 due to Lyboldt-Daly, Inc. for Bookkeeping expenses.  Joseph Passalaqua (a major shareholder of the Company and officer of the company) is President and Sole Director of Lyboldt-Daly, Inc.

During 2006, a Shareholder and Officer of the Company, Joseph Passalaqua, has advanced the company $10,673. This is a Related Party Accounts Payable. As of September 30, 2008, the Company owes $10,673.

During 2006, an Officer of the Company, Carl Worboys, has advanced the Company $224. This is a Related Party Accounts Payable. As of September 30, 2008, the Company owes $224.

NOTE 9 – RELATED PARTY NOTES PAYABLE

In 2006, 2007 and 2008, a Shareholder of the Company, Mary Passalaqua, advanced the Company $5,000, $30,300, and $18,300, respectively.  The notes are accruing between 10% and 15% simple interest per annum and are payable in full upon demand. As of September 30, 2008, the Company owed a total principle balance of $53,600 related to these notes and has accrued $8,446 in simple interest.

In 2007 and 2008, a Shareholder and Officer of the Company, Joseph Passalaqua has advanced the company $5,000, $8,682. The notes are accruing between 10% and 18% in simple interest per annum and is payable in full upon demand.  As of September 30, 2008, the Company owed a total principle balance of $13,682 related to these notes and has accrued $606 in simple interest.

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

NOTE 11 – SUBSEQUENT EVENTS

Common Stock Transactions

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

SERVICES AND PRODUCTS

We own, operate and manage privately owned public payphones in the County of Delaware, State of New York. As of September 30, 2008, we owned, operated, and managed 13 payphones.  As of the current date of the filing January 11, 2011, the company owns, operates, and manages 11 payphones. The Company does not have any long-term agreements with the customers of these payphones and they may terminate our license to operate at will.  We may pay site owners a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include, but are not limited to, retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. In the alternative, our agreement with business owners may be to provide the telecommunications services without the payment of any commissions.

The chart below describes the specific location of each of our 13 payphones respectively and the amount of revenue generated by each payphone for the quarter ended September 30, 2008.

No.:	Location	September 30, 2008
1	Andes Hotel 110 Main St., Andes, NY 13731	$250
2	Andes Public Booth 21 Main St., Andes, NY 13731	$165
3	A& P Super Food Mart 36 Bridge St. Margaretville, NY 12455 (outside)	$105
4	Margaretville Central School 415 Main St., Margaretville, NY 12455	$805
5	Margaretville Memorial Hospital 42084 State Hwy. 28, Margaretville, NY 12455 (downstairs)	$505
6	Margaretville Memorial Hospital 42084 State Hwy. 28, Margaretville, NY 12455 (upstairs)	$490
7	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (1 st Floor)	$703
8	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (2 nd Floor)	$423
9	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (3 rd Floor)	$440
10	Town of Middletown 42339 State Hwy. 28, Margaretville, NY 12455	$540
11	Hess Mart 42598 State Hwy. 28, Margaretville, NY 12455	$533
12	Arkville Country Store 43525 State Hwy. 28, Arkville, NY 12406	$160
13	Summerfield’s Rest. 654 Main St. Margaretville, NY 12455	$8
	Total Revenues	$5,127

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

REVENUE RECOGNTION POLICES

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. As of the year ended December 31, 2007 and the nine months ended September 30, 2008, there was no deferred revenue. The Company derives its primary revenue from the sources described below, which includes dial-around revenues, operator service revenue, coin collections, telephone equipment repairs, and sales. Other revenue generated by the company includes sales commissions.

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

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal years ending December 31, 2007, Robison, Hill & Co. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”   At December 31, 2007, we had $425 cash on hand, $1,911 in accounts receivable and an accumulated deficit of $(141,395). At September 30, 2008, we had $9,391 cash on hand, $1,825 in accounts receivable and an accumulated deficit of $(177,678). See “Liquidity and Capital Resources.”

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had $9,391 in cash and cash equivalents respectively. Our primary source of liquidity has been from borrowing from Joseph C. Passalaqua, a major shareholder of the Company and officer of the Company, and Mary Passalaqua, a major shareholder, to cover expenses and liabilities.

As of September 30, 2008 we have a note payable to Joseph C. Passalaqua in the amount $13,682 and notes payable to Mary Passalaqua in the amount of $53,600. These notes payable bear a simple interest rate between 10% and 18% per annum and are payable upon demand. As of September 30, 2008 the accrued interest on the notes payable to Joseph Passalaqua and Mary Passalaqua were $9,052.

As of September 30, 2008, the Company owed $18,012 in Related Party Accounts Payable. As of September 30, 2008 this balance includes $7,115 due to Lyboldt-Daly Inc. for bookkeeping expenses and $10,673 due to Joseph C. Passalaqua, the President and Sole Director of Lyboldt-Daly, Inc.  Joseph Passalaqua is also a major shareholder of the Company and officer of the Company.  It also includes $224 owed to Carl Worboys, an officer of the Company.  These amounts are non-interest bearing.

Net cash used in operating activities was $18,029 during the nine-month period ended September 30, 2008.

Net cash provided by investing activities was $0 during the nine-month period ended September 30, 2008.

Net cash provided by financing activities was $26,995 during the nine-month period ended September 30, 2008.

Our expenses as of September 30, 2008 and to date are largely due to professional fees that include accounting fees.

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

WORKING CAPTIAL

We had total assets of $2,336 and total liabilities of $86,047 resulting in a working capital deficit of $(83,711) for the year ended December 31, 2007. We had total assets of $11,216 and total liabilities of $131,197, resulting in working capital deficit of $(119,981) for the nine months ended September 30, 2008.

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES

Our total revenue decreased by $1,208, from $2,929 for the three months ended September 30, 2007 to $1,721 for the three months ended September 30, 2008. This decrease was primarily due to a lower volume of coin calls and operator assisted calls at payphone locations.

Our coin call decreased by $657, from $1,337 for the three months ended September 30, 2007 to $680 for the three months September 30, 2008.  This decrease was primarily due to a lower volume of coin calls at payphone locations.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue decreased $551, from $962 for the three months ended September 30, 2007 to $411 for the three months ended September 30, 2008. This decrease was primarily due to a decline in commissions paid by the payphone service providers. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers remained the same, $630 for both the three months ended September 30, 2007 and the three months ended September 30, 2008. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of September 30, 2008, three customers made up the local service revenue:

Mountainside Residential Care Center, Lake Katrine, New York
Town of Middletown, Margaretville, New York
A&P Super Food Mart, Margaretville, New York

COST OF SALES

Our overall cost of services decreased $835, from $1,797 in the three months ended September 30, 2007, to $962 in the three months ended September 30, 2008.  The principal costs related to the ongoing operation of our payphones include telecommunication costs, commissions and depreciation. Telecommunication costs consist of payments made by us to local exchange carriers and long distance carriers for access to and use of their telecommunications networks and service and maintenance costs. Commission expense represents payments to owners or operators of the premises at which a payphone is located and APCC commission fees related to Dial Around processing. Telecommunication costs decreased by $590, from $1,501 in the three months ended September 30, 2007, to $911 in the three months ended September 30, 2008.  Commissions decreased by $245, from $296 in the three months ended September 30, 2007 to $51 in the three months ended September 30, 2008. Depreciation expense was $0 in the three months ended September 30, 2007 and $0 in the three months ended September 30, 2008. As of September 30, 2008, the payphone equipment was fully depreciated.

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

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $692, from $3,267 for the three months ended September 30, 2007 to $2,575 for the three months ended September 30, 2008. Professional fees decreased by $1,147, from $1,997 for the three months ended September 30, 2007 to $850 for the three months ended September 30, 2008.  Professional fees include fees the Company pays for accountants, bookkeepers and attorneys throughout the year for performing various tasks. This decrease was primarily due to accounting and legal fees when comparing the same period ending 2008 and 2007.  General and Administrative expenses, which primarily consists of office expenses and finance charges, decreased by $487 in the three months ended September 30, 2008 when compared with the same period ending in 2007.  Outside expenses, primarily stock transfer services increased, by $942 in the three months ended September 30, 2008 when compared with the same period ending in 2007. Our expenses as of September 30, 2008 and to date are largely due to professional fees that include accounting, bookkeeping and legal fees.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES

Our total revenue decreased by $3,911, from $9,038 for the nine months ended September 30, 2007 to $5,127 for the nine months ended September 30, 2008. This decrease was primarily due to a lower volume of non-coin calls at payphone locations which the Company has placed in strategic areas and a decline in commission paid by the payphone service providers.

Our coin call decreased by $1,958, from $3,741 for the nine months ended September 30, 2007 to $1,783 for the nine months September 30, 2008.  This decrease was primarily due to a lower volume of coin calls at payphone locations.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue decreased $1,953, from $3,407 for the nine months ended September 30, 2007 to $1,454 for the nine months ended September 30, 2008. This decrease was primarily due to a decline in commissions paid by the payphone service providers. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers remained the same, $1,890 for both the nine months ended September 30, 2007 and the nine months ended September 30, 2008. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of September 30, 2008 three customers made up the local service revenue:

Mountainside Residential Care Center, Lake Katrine, New York
Town of Middletown, Margaretville, New York
A&P Super Food Mart, Margaretville, New York

COST OF SALES

Our overall cost of services decreased $3,001, from $5,883, in the nine months ended September 30, 2007, to $2,882 in the nine months ended September 30, 2008.  The principal costs related to the ongoing operation of our payphones include telecommunication costs, commissions and depreciation. Telecommunication costs consist of payments made by us to local exchange carriers and long distance carriers for access to and use of their telecommunications networks and service and maintenance costs. Commission expense represents payments to owners or operators of the premises at which a payphone is located and APCC commission fees related to Dial Around processing. Telecommunication costs decreased by $1,006, from $3,735 in the nine months ended September 30, 2007, to $2,729 in the nine months ended September 30, 2008.  Commissions decreased by $1,486, from $1,639 in the nine months ended September 30, 2007, to $153 for the nine months ended September 30, 2008. Depreciation expense decreased by $509, from $509 for the nine months ended September 30, 2007, to $0 for the nine months ended September 30, 2008.  As of September 30, 2008, the payphone equipment was fully depreciated.

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

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $13,746, from $46,246 for the nine months ended September 30, 2007 to $32,500 for the nine months ended September 30, 2008. Professional fees decreased by $13,014, from $43,409 for the nine months ended September 30, 2007 to $30,395 for the nine months ended September 30, 2008.  Professional fees include fees the Company pays for accountants, bookkeepers and attorneys throughout the year for performing various tasks. This decrease was primarily due to accounting and legal fees when comparing the same period ending 2008 and 2007. General and Administrative expenses, which is primarily consists of office expenses and finance charges, decreased by $1,674 in the nine months ended September 30, 2008 when compared with the same period ending in 2007.  Outside expenses, primarily stock transfer services increased, by $942 in the three months ended September 30, 2008 when compared with the same period ending in 2007. Our expenses as of September 30, 2008 and to date are largely due to professional fees that include accounting, bookkeeping and legal fees.

COMMON STOCK

Our board of directors is authorized to issue 100,000,000 shares of Common stock, with a par value of $0.0001. As of September 30, 2008 there were an aggregate of 20,215,136 shares of Common Stock issued and outstanding, which were held by 213 stockholders.  As of the current date of the filing, January 11, 2011, there are an aggregate of 20,215,136 shares of Common Stock issued and outstanding, which are held by 213 stockholders as of the date of this Quarterly Report.    All shares of our common stock have one vote per share on all matters, including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred stockholders, if any. The holders of our common stock are entitled to equal dividends and distributions per share with respect to the Common Stock when, as and if, declared by the board of directors from funds legally available.

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

Options, Warranties and Other Equity Items

There  are  no  outstanding  options  or  warrants  to  purchase,  nor  any securities convertible into our common shares.  Additionally, there are no shares that could be sold pursuant to Rule 144 under the Securities Act or that we had agreed to register under the Securities Act for sale by security holders.  Further, there are no common shares of the Company being, or proposed to be, publicly offered by the Company.

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

As of September 30, 2008, we had $9,391 in cash and cash equivalents on hand and an accumulated deficit of $(177,678).

As of September 30, 2008, the Company owed $18,012 in Related Party Accounts Payable.

As of September 30, 2008, the Company owed $67,282 in Related Party Notes payable and $9,052 in accrued interest on these notes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2008 there were the following sales of unregistered securities:

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

PEGASUS TEL, INC.

By:	CARL E. WORBOYS
Date: January 11, 2011	Carl E. Worboys
President, Director, Chief Executive Officer
(Principal Executive Officer)

By:	JOSEPH C. PASSALAQUA
Date: January 11, 2011	Joseph C. Passalaqua Secretary, Director, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)