Form 10-K
period 2010-12-31
Pegasus Tel, Inc
filed 2011-03-15
CIK 1377469

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes [  ]   No [ X ]

State issuer’s revenues for its most recent fiscal year: $4,544

As of March 15, 2011 the aggregate market value of the 7,107,991 shares common stock held by non-affiliates was approximately $711 based upon the par value of $.0001.

As of December 31, 2010, there were 20,215,136 shares of common stock outstanding.

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

ITEM 1.  BUSINESS .

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

Services and Products

We own, operate and manage privately owned public payphones in the County of Delaware, State of New York. As of December 31, 2010, we owned, operated, and managed 11 payphones.  The Company does not have any long-term agreements with the customers of these payphones and they may terminate our license to operate at will.  We may pay site owners a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include, but are not limited to, retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. In the alternative, our agreement with business owners may be to provide the telecommunications services without the payment of any commissions.

The chart below describes the specific location of each of our 11 payphones respectively and the amount of revenue generated by each payphone for the audited fiscal years ended December 31, 2010. Some figures were updated from the previous estimates in the 2010 quarterly filings.

No.:	Location	2010
1	Andes Hotel 110 Main St., Andes, NY 13731	$372
2	Andes Public Booth 21 Main St., Andes, NY 13731	$140
3	Margaretville Central School 415 Main St., Margaretville, NY 12455	$285
4	Margaretville Memorial Hospital 42084 State Hwy. 28, Margaretville, NY 12455 (downstairs)	$200
5	Margaretville Memorial Hospital 42084 State Hwy. 28, Margaretville, NY 12455 (upstairs)	$120
6	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (1 st Floor)	$598
7	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (2 nd Floor)	$592
8	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (3 rd Floor)	$590
9	Town of Middletown 42339 State Hwy. 28, Margaretville, NY 12455	$695
10	Hess Mart 42598 State Hwy. 28, Margaretville, NY 12455	$789
11	Arkville Country Store 43525 State Hwy. 28, Arkville, NY 12406	$163

	Total Revenues	$4,544

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

Employees

The company does not have any employees.  Joseph  Passalaqua is our Chief Financial Officer, Secretary and Director and Carl E. Worboys is our Chief Executive Officer President and Director.

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

At December 31, 2010, we had $289 in cash on hand and an accumulated deficit of $(270,262), causing our auditors to express their doubt as to our ability to continue as a going concern. We anticipate incurring losses in the near future.  We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

Our history of losses is expected to continue and will need to obtain additional capital financing in the future.

We have a history of losses and expect to generate losses until such a time when we can become profitable in the collection of payphone service fees.

As of December 31, 2010, we had $289 in cash and cash equivalents on hand and an accumulated deficit of $(270,262).

During 2006, a Shareholder and Officer of the Company, Joseph Passalaqua, advanced the company $10,673. This is a Related Party Accounts Payable. As of December 31, 2010, the Company owes $10,673.

During 2006, a Shareholder and Officer of the Company, Carl Worboys, advanced the Company $224. This is a Related Party Accounts Payable. As of December 31, 2010, the Company owes $224.

As of December 31, 2010, the Company had Related Party Accounts Payable in the amount of $13,692 due to Lyboldt-Daly, Inc. for Bookkeeping expenses.  Joseph Passalaqua (a major shareholder of the Company and officer of the company) is President and Sole Director of Lyboldt-Daly, Inc.

As of December 31, 2010, the Company owed $140,627 in Related Party Notes Payable.  These notes are owed to Shareholders of the Company, Joseph C. Passalaqua, Mary Passalaqua, and Cobalt Blue of which Mary Passalaqua is President.  These notes are accruing simple interest of 10%, 15% and 18% annually. As of December 31, 2010, the Company owed a total principle balance of $140,627 related to these notes and had accrued $38,431 in simple interest.

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

We are highly dependent on our two executive officers, Carl E. Worboys and Joseph  Passalaqua. The loss of either of them would have a material adverse affect on our business and prospects.

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

There currently is no trading market for our common stock and we cannot assure that one will develop or be maintained. If not, your investment might be illiquid.

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

ITEM 2.     PROPERTIES

At the present time we do not own or lease any real property.  Our operations are conducted out of Carl Worboy’s residence, located at 118 Chatham Road, Syracuse, NY 13203. Carl Worboys provides us this office space free of charge.

ITEM 3.     LEGAL PROCEEDINGS

Not Applicable. We are not a party to any legal proceedings nor are we aware of any investigation, claim or demand made on the company that may reasonably result in any legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .

Not Applicable.

PART II.

ITEM 5.  MARKET FOR REGISTRANTS RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information. The Company's common stock is not trading on any public trading market or stock exchange.

(b)  Holders.  As of December 31, 2010, there were approximately 213 record holders of 20,215,136 shares of the Company’s common stock.

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

(e)  Recent Sales of Unregistered Securities.  During the 12 months ended December 31, 2010, there were no sales of common stock. We did not have any sales of securities that were not registered under the Securities Act of 1933, as amended.

(f)  Transfer Agent
      Fidelity Stock Transfer Company
      8915 South 700 East, Suite 102
      Sandy, Utah  84070
      Phone: 801-562-1300
      Fax: 801-233-0589

ITEM 6.    SELECTED FINANCIAL DATA .

The table below summarizes our audited balance sheet at December 31, 2010 compared to December 31, 2009 and statement of operations for the fiscal year ended December 31, 2010 compared to December 31, 2009.

	At December 31,
	2010 (Audited)	2009 (Audited)
Balance Sheet:
Cash	$289	$39
Total Assets	$507	$247
Total Liabilities	$212,905	$163,253
Total Stockholders’ Equity (Deficit)	$(212,398)	$(163,006)

	For the Fiscal Year Ended December 31,
	2010 (Audited)	2009 (Audited)
Statement of Operations :
Revenue	$4,544	$4,771
Net Loss	$(49,392)	$(38,593)
Net Loss Per Share of Common Stock	--	--

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

ORGANIZATION AND BASIS OF PRESENTATION

The following discussion and analysis is based on the audited financial statements for the years ended December 31, 2010 and 2009 of Pegasus Tel, Inc., a Delaware corporation  (“Pegasus” the “Company,” “our,” or “we”). All significant inter-company amounts have been eliminated. In the opinion of management, the audited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessary indicative of results to be expected for the entire year.

We prepare our financial statements in accordance with generally accepted accounting principles (GAAP), which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

Certain of the statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. We have limited assets of $507 as of December 31, 2010.  In 2010 the assets consisted of cash held in the bank account and accounts receivable from customers that purchased payphone services.

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

Revenue Recognition Policies

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. As of the year ended December 31, 2010, there was no deferred revenue. The Company derives its primary revenue from the sources described below, which includes dial-around revenues, operator service revenue, coin collections, telephone equipment repairs, and sales. Other revenue generated by the company includes sales commissions.

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

SERVICES AND PRODUCTS

We own, operate and manage privately owned public payphones in the County of Delaware, State of New York. As of December 31, 2010, we owned, operated and managed 11 payphones. We may pay site owners a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include, but are not limited to, retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. In the alternative, our agreement with business owners may be to provide the telecommunications services without the payment of any commissions.

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

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2009 and 2010, and the losses are projected to continue in 2011. Our net losses were $(38,593) and $(49,392) through the fiscal years ended 2009 and 2010, respectively. We have a cumulative net loss from February 19, 2002 (Date of Inception) to December 31, 2010 of $(270,262). We have been concentrating on the development of our products, services and business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

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

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal years ending December 31, 2010 and 2009, Robison, Hill & Co. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”   At December 31, 2010, we had $289 cash on hand and $218 in accounts receivable. We have incurred a deficit of $(270,262) from our inception to December 31, 2010. See “Liquidity and Capital resources.”

THE FISCAL YEAR ENDED DECEMBER 31, 2010, COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2009.

REVENUES

Our total revenue decreased by $227, from $4,771 for the year ended December 31, 2009 to $4,544 for the year ended December 31, 2010. This decrease was primarily due to a decline in payphone customers and a lower volume of calls. We foresee revenues decreasing further in light of the growing trend of cell phone use. We anticipate remedying this situation by strategically placing payphones in key areas, especially where cell phone reception is not reliable.

Our coin call increased by $60, from $1,508 for the year ended December 31, 2009 to $1,568 for year ended December 31, 2010.  This increase was primarily due to a higher number of coin calls required by payphone customers.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue decreased $287 from $1,103 for the year ended December 31, 2009 to $816 for the year ended December 31, 2010. This decrease was primarily due to a decline in payphone customers that made operator assisted calls and a lower volume of total calls. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $2,160 for both of the years ended December 31, 2009 and December 31, 2010, respectively. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of December 31, 2010 two customers made up the local service revenue:

Mountainside Residential Care Center, Lake Katrine, New York
Town of Middletown, Margaretville, New York

COST OF SERVICES

Our overall cost of services decreased by $65, from $3,632 for the year ended December 31, 2009, to $3,567 for the year ended December 31, 2010.  The principal costs related to the ongoing operation of our payphones include telecommunication costs, commissions and depreciation. Telecommunication costs consist of payments made by us to local exchange carriers and long distance carriers for access to and use of their telecommunications networks and service and maintenance costs. Commission expense represents payments to owners or operators of the premises at which a payphone is located and APCC commission fees related to Dial Around processing. Telecommunication costs decreased by $148 for the year ended December 31, 2010 when compared to the same period in 2009 due to a lower volume of calls.  Commissions increased by $83 for the year ended December 31, 2010 when compared to the same period in 2009.  There was no Depreciation expense in 2009 or 2010. As of December 31, 2010 and December 31, 2009, the payphone equipment was fully depreciated.

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

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses increased by $297, from $30,408 for the year ended December 31, 2009 to $30,705 for the year ended December 31, 2010. Professional fees decreased from $28,369 for the fiscal year ended December 31, 2009 to $24,610 for the fiscal year ended December 31, 2009.  Professional fees include fees the Company pays for accountants, bookkeepers and attorneys throughout the year for performing various tasks. This decrease was primarily due to decrease in legal fees when comparing the same period ending 2009 and 2010. General and Administrative expenses (G&A) increased by $1,159 in the fiscal year ended December 31, 2010.  Outside Services expenses increased by $2,897 in the fiscal year ended December 31, 2010.  Our expenses to date are largely due to professional fees that include accounting, bookkeeping and legal fees.

LIQUIDITY AND CAPITAL RESOURCES

In their 2010 audit report, our auditors have expressed their doubt as to our ability to continue as a going concern.  Our primary source of liquidity has been from borrowing funds from certain executive officers and principal stockholders related to certain of our executive officers. As of December 31, 2010 and 2009, we had $289 and $39 in cash and cash equivalents respectively. Our net loss for years ended December 31, 2010 and 2009 were $(49,392) and $(38,593) respectively.  Our accounts receivable for the years ended December 31, 2010 and 2009 were $218 and $208, respectively.  The accumulated deficit as of December 31, 2010 was $ (270,262).

As of December 31, 2010, the Company owed $24,589 in Related Party Accounts Payable. As of December 31, 2010 this balance includes $10,673 due to Joseph C. Passalaqua, an officer and major shareholder of the Company, $13,692 due to Lyboldt-Daly Inc. for bookkeeping expenses (of which Joseph C. Passalaqua is President and Sole Director), and $224 owed to Carl Worboys, an officer of the Company.  These amounts are non-interest bearing.

As of December 31, 2010, the Company owed $140,627 in Related Party Notes Payable.  These notes are owed to Shareholders of the Company, Joseph C. Passalaqua, Mary Passalaqua, and Cobalt Blue LLC, of which Mary Passalaqua is the President.  These notes are accruing simple interest between 10%, 15% and 18% annually. As of December 31, 2010, the Company owed a total principle balance of $140,627 related to these notes and had accrued $38,431 in simple interest.

Net cash used in operating activities was $71,890 during the twelve-month period ended December 31, 2010, mainly representative of the net loss incurred during 2010. This compares to net cash used in operating activities of $579 during the twelve-month period ended December 31, 2009.

Net cash provided by investing activities was $0 during twelve-month period ended December 31, 2010.  This compares to net cash provided by investing activities of $0 for the twelve-month period ended December 31, 2009.

Net cash provided by financial activities was $72,140 during twelve-month period ended December 30, 2010, representing the proceeds from related party notes in the amount of $72,585, of which $445 was repaid in 2010. This compares to net cash provided by financing activities of $0 during the twelve-month period ended December 31, 2009 due to proceeds from related party notes of $0.

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

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

PEGASUS TEL, INC.
(A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

DECEMBER 31, 2010

CONTENTS

Page

Independent Registered Public Accountants’ Report	F - 1

Balance Sheets
December 31, 2010 and
December 31, 2009	F - 2

Statements of Operations for the year ended December 31, 2010 and for the year ended December 31, 2009 and the cumulative period from
February 19, 2002 (inception) to December 31, 2010	F - 3

Statement of Stockholders' Equity
Since February 19, 2002 (inception) to December 31, 2010	F - 4

Statements of Cash Flows for year ended December 31, 2010 and for the year ended December 31, 2009 and the cumulative period from
February 19, 2002 (inception) to December 31, 2010	F – 5

Notes to Financial Statements	F – 6

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Pegasus Tel, Inc.

We have audited the accompanying balance sheets of Pegasus Tel, Inc. (a development stage company) as of December 31, 2010 and 2009, and the related statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2010. Pegasus Tel, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pegasus Tel, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred net losses of approximately $270,000, has a liquidity problem and has minimal revenues, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, UT
March 15, 2011

PEGASUS TEL, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2010	2009
Assets:
Cash and Cash Equivalents	$289	$39
Accounts Receivable	218	208

Total Current Assets	507	247

Total Assets	$507	$247

Liabilities:
Accounts Payable	$9,258	$53,807
Related Party Accounts Payable	24,589	20,489
Accrued Interest	38,431	20,470
Related Party Notes Payable	140,627	68,487

Total Current Liabilities	212,905	163,253

Total Liabilities	212,905	163,253

Stockholders' Equity:
Preferred Stock, Par value $0.0001, Authorized 10,000,000 shares
Issued 0 shares at December 31, 2010 and December 31, 2009	-	-
Common Stock, Par value $0.0001, Authorized 100,000,000 shares
Issued 20,215,136 shares at December 31, 2010 and December 31, 2009	2,022	2,022
Paid-In Capital	55,842	55,842
Deficit Accumulated During Development Stage	(270,262)	(220,870)
Total Stockholders' Equity	(212,398)	(163,006)

Total Liabilities and Stockholders' Equity	$507	$247

The accompanying notes are an integral part of these financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since
			February 19,
			2002
	For the Year Ended		Inception of
	December 31,		Development
	2010	2009	Stage
Revenues	$4,544	$4,771	$69,761
Costs of Services	(3,567)	(3,632)	(65,985)

Gross Margin	977	1,139	3,776

Expenses
Accounting	20,510	14,757	85,594
Advertising	-	-	770
Related Party Bookkeeping	4,100	3,612	18,477
General and Administrative	690	(469)	11,799
Legal	-	10,000	84,790
Outside Services	5,405	2,508	30,838
Operating Expenses	30,705	30,408	232,268

Operating Income (Loss)	(29,728)	(29,269)	(228,492)

Other Income (Expense)
Interest, Net	(19,016)	(9,149)	(39,486)

Net Loss Before Taxes	(48,744)	(38,418)	(267,978)

Income and Franchise Tax	(648)	(175)	(2,284)

Net Loss	$(49,392)	$(38,593)	$(270,262)

Loss per Share, Basic &
Diluted	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	20,215,136	20,215,136

The accompanying notes are an integral part of these financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
						Deficit
						Accumulated
						Since
						February 19,
						2002	Total
						Inception of	Stockholders'
	Preferred Stock		Common Stock		Paid in	Development	Equity
	Shares	Par Value	Shares	Par Value	Capital	Stage	Deficiency

Balance at February 19, 2002	-	$-	-	$-	$-	$-	$-

Net Loss	-	-	-	-	-	(25,809)	(25,809)
Balance at December 31, 2002	-	-	-	-	-	(25,809)	(25,809)

December 31, 2003, Stock Issued as Intercompany Dues	-	-	1,000	1	999	-	1,000
Forward Stock Split 5,100 to 1	-	-	5,099,000	509	(509)	-	-
Net Loss	-	-	-	-	-	(15,704)	(15,704)
Balance at December 31, 2003	-	-	5,100,000	510	490	(41,513)	(40,513)

Net Loss	-	-	-	-	-	(6,508)	(6,508)
Balance at December 31, 2004	-	-	5,100,000	510	490	(48,021)	(47,021)

Net Loss	-	-	-	-	-	(11,067)	(11,067)
Balance at December 31, 2005	-	-	5,100,000	510	490	(59,088)	(58,088)

December 31, 2006, Capital Contributed	-	-	-	-	56,684	-	56,684
Net Loss	-	-	-	-	-	(16,596)	(16,596)
Balance at December 31, 2006	-	-	5,100,000	510	57,174	(75,684)	(18,000)

Net Loss	-	-	-	-	-	(65,711)	(65,711)
Balance at December 31, 2007	-	-	5,100,000	510	57,174	(141,395)	(83,711)

August 15, 2008, Spin-Off Completed and all Common Stock not Distrubuted
to the Shareholders was Cancelled	-	-	(2,884,864)	(288)	288	-	-
August 15, 2008 Issued Convertible Preferred Class A Stock for Cash	1,800,000	180	-	-	-	-	180
August 18, 2008, Convertible Preferred Class A Stock Converted to Common Stock	(1,800,000)	(180)	18,000,000	1,800	(1,620)	-	-
Net Loss	-	-	-	-	-	(40,882)	(40,882)
Balance at December 31, 2008	-	-	20,215,136	2,022	55,842	(182,277)	(124,413)

Net Loss	-	-	-	-	-	(38,593)	(38,593)
Balance at December 31, 2009	-	-	20,215,136	2,022	55,842	(220,870)	(163,006)

Net Loss	-	-	-	-	-	(49,392)	(49,392)
Balance at December 31, 2010	-	-	20,215,136	$2,022	$55,842	$(270,262)	$(212,398)

The accompanying notes are an integral part of these financial statements

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Cumulative
			Since
			February 19,
			2002
	For the Year Ended		Inception of
	December 31,		Development
	2010	2009	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(49,392)	$(38,593)	$(270,262)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and Amortization	-	-	12,600
Changes in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	(10)	1,334	(218)
Increase (Decrease) in Accounts Payable	(44,549)	25,733	9,258
Increase (Decrease) in Related Party Accounts Payable	4,100	1,798	24,589
Increase (Decrease) in Interest Payable	17,961	9,149	38,431
Decrease (Increase) in Intercompany Dues	-	-	56,684
Net Cash Used in Operating Activities	(71,890)	(579)	(128,918)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	-	-	(11,600)
Net cash provided by Investing Activities	-	-	(11,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred Stock Issued for Cash	-	-	180
Payments on Related Party Notes Payable	(445)	-	(445)
Proceeds from Related Party Notes Payable	72,585	-	141,072
Net Cash Provided by Financing Activities	72,140	-	140,807

Net (Decrease) Increase in Cash	250	(579)	289
Cash at Beginning of Period	39	618	-
Cash at End of Period	$289	$39	$289

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and Income Taxes	$648	$175	$2,284

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital
and Property and Equipment	$-	$-	$56,684
Common Stock Issued for Stock Receivable	$-	$-	$-

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $270,000 for the period from February 19, 2002 (inception) to December 31, 2010, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of December 31, 2010, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2010, the Company has determined an allowance for doubtful accounts is not necessary.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $ 289 and $39 as of December 31, 2010 and 2009 all of which was fully covered by federal depository insurance.

Accounts Receivable

Accounts Receivable consists of Local Service revenue and Commission Revenue. The Accounts Receivable was $218 and $208 as of December 31, 2010 and December 31, 2009 respectively.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders’ by the weighted average number of common shares outstanding during the period.  There were no common equivalent shares outstanding during the periods ended December 31, 2010.

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

Reclassification

Certain reclassifications have been made in the 2009 financial statements to conform to the December 31, 2010 presentation.

Recent Accounting Standards

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. This Accounting Standards Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this Update affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In August 2010, the FASB issued Accounting Standards Update 2010-22 (ASU 2010-22), Accounting for Various Topics -- Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission. This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  The Company does not expect the provisions of ASU 2010-22 to have a material effect on its financial position, results of operations or cash flows.

 In August 2010, the FASB issued Accounting Standards Update 2010-21 (ASU 2010-21), Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company does not expect the provisions of ASU 2010-21 to have a material effect on its financial position, results of operations or cash flows.

 In July 2010, the FASB issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this Update are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on its financial position, results of operations or cash flows.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition – Milestone Method (Topic 605).  ASU 2010-17 provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The Company’s adoption of the provisions of ASU 2010-17 did not have a material impact on its revenue recognition.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company’s adoption of the provisions of ASU 2010-11 did not have a material effect on its financial position, results of operations or cash flows.

 In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), Consolidation (Topic 810): Amendments for Certain Investment Funds. The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on its financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 Subsequent Events (ASC Topic 855) - Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09).  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-09). ASU 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 2 - INCOME TAXES

As of December 31, 2010, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $261,000 that may be offset against future taxable income through 2025.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2010	2009
Net Operating Losses	$88,740	$72,080
Valuation Allowance	(88,740)	(72,080)
	$-	$-

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:

	2010	2009
Provision (Benefit) at US Statutory Rate	$16,660	$13,260
Other Adjustments	-	-
Increase (Decrease) in Valuation Allowance	(16,660)	(13,260)
	$-	$-

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits during 2010.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2007. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2010:

United States (a)	2007– Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 5 - COMMITMENTS

As of December 31, 2010, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

NOTE 8 – RELATED PARTY ACCOUNTS PAYABLE

As of December 31, 2010, the Company had Related Party Accounts Payable in the amount of $13,692 due to Lyboldt-Daly, Inc. for Bookkeeping expenses.  Joseph Passalaqua (a major shareholder of the Company and officer of the company) is President and Sole Director of Lyboldt-Daly, Inc.

During 2006, a Shareholder and Officer of the Company, Joseph Passalaqua, advanced the company $10,673. This is a Related Party Accounts Payable. As of December 31, 2010, the Company owes $10,673.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 8 – RELATED PARTY NOTES PAYABLE (continued)

During 2006, an Officer of the Company, Carl Worboys, advanced the Company $224. This is a Related Party Accounts Payable. As of December 31, 2010, the Company owes $224.

In 2006, 2007, and 2008, a Shareholder of the Company, Mary Passalaqua, advanced the Company $5,000, $30,300, and $18,300, respectively.  The notes are accruing between 10% and 15% simple interest per annum and are payable in full upon demand. As of December 31, 2010, the Company owed a total principle balance of $53,600 related to these notes and has accrued $23,915 in simple interest.

In 2007, 2008 and 2010, a Shareholder and Officer of the Company, Joseph Passalaqua has advanced the company $5,000, $9,887, and $1,800, respectively. The notes are accruing between 10% and 18% in simple interest per annum and is payable in full upon demand.  On January 21, 2010, $1,500 was paid to Joseph Passalaqua as a partial repayment, with $1,055 paid to loan interest and $445 paid to loan principal by the Company. As of December 31, 2010, the Company owed a total principle balance of $16,242 related to these notes and has accrued $4,837 in simple interest.

In 2010, Cobalt Blue LLC has advanced the Company $70,785. Mary Passalaqua is the Managing Member of Cobalt Blue LLC and is a Shareholder of the Company. The note is accruing 18% in simple interest per annum and is payable in full upon demand. As of December 31, 2010, the Company owed a total principle balance of $70,785 related to these notes and has accrued $9,679 in simple interest.

NOTE 9 – SPIN OFF

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

NOTE 9 – SPIN OFF (Continued)

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 9A, the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii)  include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not yet comply with the requirements in (i) and (ii) above.

Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last quarter (our fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, our internal control over financial reporting does not provide assurance that a misstatement of our financial statements would be prevented or detected.

The Registrant’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Our independent public accountant, Robison, Hill & Company has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Robison, Hill & Company expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position with Pegasus	Year First Became a Director
Carl E. Worboys	68	Chief Executive Officer, President and Director	2004
Joseph Passalaqua	61	Chief Financial Officer, Secretary and Director	2010

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

Joseph C. Passalaqua was the owner of Laqua’s Chevrolet franchise and Laqua’s 481 Pontiac Buick, GMC Truck Center dealerships until July 2008.  Mr. Passalaqua was President of 3EEE, Inc. from March 2006 until May 2008.  He was the Secretary of Digital Utilities Ventures, Inc. from March 2009 through July 2010.  He became the President of Plantation Lifecare Developers, Inc. in January of 2010.  He is the sole owner of Greenwich Holdings, LLC.

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

ITEM 11.     EXECUTIVE COMPENSATION

During the last fiscal year ended December 31, 2010, no compensation has been awarded to, earned by or paid to our officers or directors. Management has agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated revenues from operations. As of the date of this registration statement, we have no funds available to pay officers or directors. Further, our officers and directors are not accruing any compensation pursuant to any agreement with us.

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

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the year ended December 31, 2010, no director expenses were reimbursed.

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

Beneficial Owner	Amount and Nature of Beneficial Ownership As of the Record Date	Percentage of Beneficial Ownership
Carl E. Worboys Chief Executive Officer, President and Director (Principal Executive Officer)	2,502,189	12.38%

Joseph Passalaqua (2) Chief Financial Officer, Secretary and Director (Principal Financial Officer)	10,203,671	50.47%

Mary Passalaqua (3)	10,203,671	50.47%

All Officers and Directors as a group (without naming them) (2 persons)	12,705,860	62.85%

(1)	Based on 20,215,136 shares of common stock issued and outstanding as of the date of this filing.
(2)	Includes 2,500,000 shares of common stock held by Mary Passalaqua. Mary Passalaqua is the wife of Joseph C. Passalaqua.
(3)	Includes 7,703,671 shares of common stock held by Joseph C. Passalaqua. Joseph C. Passalaqua is the husband of Mary Passalaqua

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPDENCE

As of December 31, 2010, the Company had related party accounts payable in the amount of $24,589.  This includes a related party payable owed to Joseph C. Passalaqua in the amount of $10,673, a related party payable owed to Carl Worboys in the amount of $224 and related party payable owed to Lyboldt-Daly of which Joseph C. Passalaqua is the President in the amount of $13,692.

As of December 31, 2010, the Company had related party notes payable in the amount of $140,627 and $38,431 in related interest.  These notes are accruing between 10%, 15% and 18% simple interest per annum. This includes related party notes payable owed to Joseph C. Passalaqua in the amount of $16,242 with $4,837 in accrued interest, Mary Passalaqua in the amount of $53,600 with $23,915 in accrued interest and Cobalt Blue LLC, of which Mary Passalaqua is the President, in the amount of $70,785 with $9,679 in accrued interest.

Joseph C. Passalaqua is the Chief Financial Officer and Secretary of the Company and husband to Mary Passalaqua.  Carl Worboys is the Chief Executive Officer and President of the Company.

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

Audit Fees and Audit Related Fees

Aggregate fees billed by the Company's principal accountants, Robison, Hill & Company, for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:

	FISCAL 2010	FISCAL 2009
Audit Fees (1)	$20,010	$14,261
Tax Fees (2)	$500	$496
Other Fees	None	None

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

ITEM 15.     EXHIBITS

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEGASUS TEL, INC.

By:	/s/ CARL E. WORBOYS
Carl E. Worboys
President, Director, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JOSEPH PASSALAQUA
Joseph Passalaqua Secretary, Director, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CARL E. WORBOYS	President, Director, and Chief Executive Officer (Principal Executive Officer)	Date: March 15 ,2011
Carl E. Worboys

/s/ JOSEPH PASSALAQUA	Secretary, Director, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: March 15 ,2011
Joseph Passalaqua