Form 10-Q
period 2011-03-31
Pegasus Tel, Inc
filed 2011-05-23
CIK 1377469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

[   ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number: 333-162516
CIK Number: 0001377469
_______________________________________________

PEGASUS TEL, INC.

 (Exact name of small business issuer as specified in its charter)

Delaware	41-2039686
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

118 Chatham Road Syracuse, NY	13203
(Address of principal executive offices)	(zip code)
Registrant's telephone number, including area code:
Issuer’s telephone number:   (315) 491-8262

Anthony DiBiase
118 Chatham Road
Syracuse, NY  13203
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
Yes [  ]   No [ X ]

As of  March 31, 2011, 20,215,136 shares of the Company's $.0001 par value common stock were issued and outstanding.

State issuer’s revenues for its most recent fiscal year: $4,554

As of May 23, 2011 the aggregate market value of the 7,107,991 shares common stock held by non-affiliates was approximately $711 based upon the par value of $.0001. As of March 31, 2011, there were 20,215,136 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes [  ]    No [ X ]

PEGASUS TEL, INC.
MARCH 31, 2011

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets as March 31, 2011 (Unaudited) and December 31, 2010	4
	Statements of Operations For the three months ended March 31, 2011 (Unaudited) and March 31, 2010 (Unaudited) For the cumulative period from February 19, 2002 (Inception) to March 31, 2011 (Unaudited)	5
	Statements of Cash Flows For the three months ended March 31, 2011 (Unaudited) and March 31, 2010 (Unaudited) For the cumulative period from February 19, 2002 (Inception) to March 31, 2011 (Unaudited)	6
	Notes to Financial Statements	7-14
Item 2.	Management’s Discussion and Analysis or Plan of Operation	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	[Removed and Reserved]	31
Item 5.	Other Information	31
Item 6.	Exhibits	32
	SIGNATURES	33

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

PEGASUS TEL, INC.
(A Development Stage Company)
BALANCE SHEETS
	(Unaudited)
	March 31,	December 31,
	2011	2010
Assets:
Cash and Cash Equivalents	$63	$289
Accounts Receivable	338	218

Total Current Assets	401	507

Total Assets	$401	$507

Liabilities:
Accounts Payable	$6,094	$9,258
Related Party Accounts Payable	25,739	24,589
Accrued Interest	44,353	38,431
Related Party Notes Payable	173,950	140,627

Total Current Liabilities	250,136	212,905

Total Liabilities	250,136	212,905

Stockholders' Equity:
Preferred Stock, Par value $0.0001, Authorized 10,000,000 shares
Issued 0 shares at March 31, 2011 and December 31, 2010	-	-
Common Stock, Par value $0.0001, Authorized 100,000,000 shares
Issued 20,215,136 at March 31, 2011 and December 31, 2010	2,022	2,022
Paid-In Capital	55,842	55,842
Deficit Accumulated During Development Stage	(307,599)	(270,262)
Total Stockholders' Equity	(249,735)	(212,398)

Total Liabilities and Stockholders' Equity	$401	$507

The accompanying notes are an integral part of these financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
			Cumulative
			Since
			February 19,
			2002
	For the Three Months Ended		Inception of
	March 31,		Development
	2011	2010	Stage
Revenues	$898	$1,302	$70,659
Costs of Services	(792)	(905)	(66,777)

Gross Margin	106	397	3,882

Expenses
Accounting	5,258	10,500	90,852
Advertising	-	-	770
Related Party Bookkeeping	1,150	1,000	19,627
General and Administrative	290	209	12,089
Legal	23,098	-	107,888
Outside Services	1,244	3,336	32,082
Operating Expenses	31,040	15,045	263,308

Operating Income (Loss)	(30,934)	(14,648)	(259,426)

Other Income (Expense)
Interest, Net	(5,922)	(4,310)	(45,408)

Net Loss Before Taxes	(36,856)	(18,958)	(304,834)

Income and Franchise Tax	(481)	(482)	(2,765)

Net Loss	$(37,337)	$(19,440)	$(307,599)

Loss per Share, Basic &
Diluted	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	20,215,136	20,215,136

The accompanying notes are an integral part of these financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			February 19,
			2002
	For the Three Months Ended		Inception of
	March 31,		Development
	2011	2010	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(37,337)	$(19,440)	$(307,599)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and Amortization	-	-	12,600
Changes in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	(120)	60	(338)
Increase (Decrease) in Accounts Payable	(3,164)	(37,583)	6,094
Increase (Decrease) in Related Party Accounts Payable	1,150	1,000	25,739
Increase (Decrease) in Interest Payable	5,922	3,255	44,353
Decrease (Increase) in Intercompany Dues	-	-	56,684
Net Cash Used in Operating Activities	(33,549)	(52,708)	(162,467)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	-	-	(11,600)
Net cash provided by Investing Activities	-	-	(11,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred Stock Issued for Cash	-	-	180
Payments on Related Party Notes Payable	-	(445)	(445)
Proceeds from Related Party Notes Payable	33,323	53,675	174,395
Net Cash Provided by Financing Activities	33,323	53,230	174,130

Net (Decrease) Increase in Cash	(226)	522	63
Cash at Beginning of Period	289	39	-
Cash at End of Period	$63	$561	$63

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	`
Cash paid during the year for:
Interest	$-	$1,055	$-
Franchise and Income Taxes	$481	$482	$2,765

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital
and Property and Equipment	$-	$-	$56,684
Common Stock Issued for Stock Receivable	$-	$-	$-

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

Interim Financial Statements

The unaudited financial statements as of March 31, 2011 and the three months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Pegasus Tel., Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $(308,000) for the period from February 19, 2002 (inception) to March 31, 2011, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of March 31, 2011, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of March 31, 2011, the Company has determined an allowance for doubtful accounts is not necessary.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $63 and $289 as of March 31, 2011 and December 31, 2010 all of which was fully covered by Federal depository insurance.

Accounts Receivable

Accounts Receivable consists of Local Service revenue and Commission Revenue. The Accounts Receivable was $338 and $218 as of March 31, 2011 and December 31, 2010 respectively.

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

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders’ by the weighted average number of common shares outstanding during the period.  There were no common equivalent shares outstanding during the periods ended March 31, 2010 and March 31, 2011.

Financial Instruments

The Company’s financial assets and liabilities consist of cash, accounts receivable,  and accounts payable. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the short-term maturities of these instruments.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No.109, “Accounting for Income Taxes.”  SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Reclassification

Certain reclassifications have been made in the 2010 financial statements to conform to the March 31, 2011 presentation.

Recent Accounting Standards

In January 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-01 (ASU 2011-01) Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  ASU 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, the guidance is anticipated to be effective for interim and annual period ending after June 15, 2011.    The Company does not expect the provisions of ASU 2011-01 to have a material effect on its financial position, results of operations or cash flows.

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

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s financial position and results of operations. At January 1, 2010, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

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

NOTE 5 - COMMITMENTS

As of March 31, 2011, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - COMMON STOCK TRANSACTIONS (Continued)

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

NOTE 8 – RELATED PARTY ACCOUNTS PAYABLE

As of March 31, 2011, the Company had Related Party Accounts Payable in the amount of $14,842 due to Lyboldt-Daly, Inc. for Bookkeeping expenses.  Joseph Passalaqua (a major shareholder of the Company) is President and Sole Director of Lyboldt-Daly, Inc.

During 2006, a Shareholder and Officer of the Company, Joseph Passalaqua, advanced the company $10,673. This is a Related Party Accounts Payable. As of March 31, 2011, the Company owes $10,673.

During 2006, a Shareholder and Officer of the Company, Carl Worboys, advanced the Company $224. This is a Related Party Accounts Payable. As of March 31, 2011, the Company owes $224.

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTY NOTES PAYABLE

In 2006, 2007, 2008, and 2011 a Shareholder and Officer of the Company, Mary Passalaqua, advanced the Company $5,000, $30,300, $18,300, and $18,100 respectively.  The notes are accruing between 10%,15%, and 18% simple interest per annum and are payable in full upon demand. As of March 31, 2011, the Company owed a total principle balance of $71,700 related to these notes and has accrued $25,681 in simple interest.

In 2007, 2008 and 2010, a Shareholder of the Company, Joseph Passalaqua has advanced the company $5,000, $9,887, and $1,800 respectively. The notes are accruing between 10% and 18% in simple interest per annum and is payable in full upon demand.  On January 21, 2010, $1,500 was paid to Joseph Passalaqua as a partial repayment, with $1,055 paid to loan interest and $445 paid to loan principal by the Company. As of March 31, 2011, the Company owed a total principle balance of $16,242 related to these notes and has accrued $5,475 in simple interest.

In 2010 and 2011, Cobalt Blue LLC has advanced the Company $70,785 and $15,223 respectively. Mary Passalaqua is the Managing Member of Cobalt Blue LLC and is a Shareholder of the Company. These note are accruing 18% in simple interest per annum and is payable in full upon demand. As of March 31, 2011, the Company owed a total principle balance of $86,008 related to these notes and has accrued $13,197 in simple interest.

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

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – SUBSEQUENT EVENTS

On March 30, 2011, the members of the board of directors (the “Board”) of Pegasus Tel, Inc. (the “Company”) approved by unanimous written consent, and the stockholders of the Company holding a majority in interest of the Company’s voting equity approved by written consent, the appointment of Mr. Anthony DiBiase, Jr. as Chief Executive Officer and as a member of the Board, effective as of March 30, 2011.  Also on that date, the Company entered into a Common Stock Purchase Agreement (the “Agreement”) with two shareholders (collectively, the “Majority Shareholders”), who, immediately prior to the consummation of the sale (the “Sale”) of the Company’s common stock (“Common Stock”) contemplated in the Agreement, together held a majority of the issued and outstanding shares of the Company’s Common Stock, and a subscriber (the “Buyer”) for shares of the Company’s Common Stock. After the issuance of the shares to the Buyer pursuant to the Sale, such shares shall constitute a majority of the issued and outstanding shares of the Company’s Common Stock.  The terms of the Agreement are still being negotiated.  Once the Agreement is finalized, the Agreement will be contingent upon a payment of $100,000 from the Buyer.  As of the date of this filing, the Agreement is not yet effective and no Shares have been issued.

On April 5, 2011, $25,000 of the debt held in promissory notes was converted into 2,000,000 shares of Pegasus Tel. Common stock.

On May 2, 2011, $2,000 of the debt held in promissory notes was converted into 2,000,000 shares of Pegasus Tel. Common Stock.

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

SERVICES AND PRODUCTS

We own, operate and manage privately owned public payphones in the County of Delaware, State of New York. As of March 31, 2011, we owned, operated, and managed 11 payphones.  The Company does not have any long-term agreements with the customers of these payphones and they may terminate our license to operate at will.  We may pay site owners a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include, but are not limited to, retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. In the alternative, our agreement with business owners may be to provide the telecommunications services without the payment of any commissions.

The chart below describes the specific location of each of our 11 payphones respectively and the amount of revenue generated by each payphone for the quarter ended March 31, 2011.

No.:	Location	March 31, 2011
1	Andes Hotel 110 Main St., Andes, NY 13731	$30
2	Andes Public Booth 21 Main St., Andes, NY 13731	$5
3	Margaretville Central School 415 Main St., Margaretville, NY 12455	$50
4	Margaretville Memorial Hospital 42084 State Hwy. 28, Margaretville, NY 12455 (downstairs)	$10
5	Margaretville Memorial Hospital 42084 State Hwy. 28, Margaretville, NY 12455 (upstairs)	$10
6	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (1 st Floor)	$146
7	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (2 nd Floor)	$146
8	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (3 rd Floor)	$146
9	Town of Middletown 42339 State Hwy. 28, Margaretville, NY 12455	$146
10	Hess Mart 42598 State Hwy. 28, Margaretville, NY 12455	$199
11	Arkville Country Store 43525 State Hwy. 28, Arkville, NY 12406	$10

	Total Revenues	$898

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

Employees

The company does not have any employees.  Anthony DiBiase, Jr. is our Chief Executive Officer and Director, Joseph C. Passalaqua is our Chief Financial Officer, Secretary and Director and Carl E. Worboys is our President and Director.

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

REVENUE RECOGNTION POLICES

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. As of the year ended December 31, 2009 and the three months ended March 31, 2011, there was no deferred revenue. The Company derives its primary revenue from the sources described below, which includes dial-around revenues, operator service revenue, coin collections, telephone equipment repairs, and sales. Other revenue generated by the company includes sales commissions.

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

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal years ending December 31, 2010, Robison, Hill & Co. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”   At December 31, 2010, we had $289 cash on hand, $218 in accounts receivable and an accumulated deficit of $(270,262). At March 31, 2011, we had $63 cash on hand, $338 in accounts receivable and an accumulated deficit of $(307,599). See “Liquidity and Capital Resources.”

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had $63 in cash and cash equivalents respectively. Our primary source of liquidity has been from borrowing from Joseph C. Passalaqua, a major shareholder of the Company and officer of the Company, and Mary Passalaqua, a major shareholder, to cover expenses and liabilities.

As of March 31, 2011 we have notes payable to Joseph C. Passalaqua in the amount $16,242, notes payable to Mary Passalaqua in the amount of $71,700, and a note payable to Cobalt Blue LLC, with Mary Passalaqua as the sole Managing Member, in the amount of $86,008.  These notes payable bear a simple interest rate between 10% and 18% per annum and are payable upon demand. As of March 31, 2011 the accrued interest on the notes payable to Joseph Passalaqua, Mary Passalaqua and Cobalt Blue LLC, were $44,353.

As of March 31, 2011, the Company owed $25,739 in Related Party Accounts Payable. As of March 31, 2011 this balance includes $14,842 due to Lyboldt-Daly Inc. for bookkeeping expenses and $10,673 due to Joseph C. Passalaqua, the President and Sole Director of Lyboldt-Daly, Inc.  Joseph Passalaqua is also a major shareholder of the Company and officer of the Company.  It also includes $224 owed to Carl Worboys, an officer of the Company.  These amounts are non-interest bearing.

Net cash used in operating activities was $33,549 during the three-month period ended March 31, 2011.

Net cash provided by investing activities was $0 during the three-month period ended March 31, 2011.

Net cash provided by financing activities was $33,323 during the three-month period ended March 31, 2011.

Our expenses to date are largely due to professional fees that include accounting fees and legal fees.

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

WORKING CAPTIAL

We had total assets of $507 and total liabilities of $212,905 resulting in a working capital deficit of $(212,398) for the year ended December 31, 2010. We had total assets of $401 and total liabilities of $250,136 resulting in working capital deficit of $(249,735) for the three months ended March 31, 2011.

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

REVENUES

Our total revenue decreased by $404, from $1,302 for the three months ended March 31, 2010 to $898 for the three months ended March 31, 2011. This decrease was primarily due to a lower volume of coin calls and operator assisted calls at payphone locations.

Our coin call decreased by $297, from $544 for the three months ended March 31, 2010 to $247 for the three months March 31, 2011.  This decrease was primarily due increase was primarily due to a lower volume of coin calls at payphone locations.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue decreased by $107, from $218 for the three months ended March 31, 2010 to $111 for the three months ended March 31, 2011. This decrease was primarily due to a decline in commissions paid by the payphone service providers. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers remained the same, $540 for both the three months ended March 31, 2010 and the three months ended March 31, 2011. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of March 31, 2011, two customers made up the local service revenue:

Mountainside Residential Care Center, Lake Katrine, New York

Town of Middletown, Margaretville, New York

COST OF SALES

Our overall cost of services decreased $113, from $905 in the three months ended March 31, 2010, to $792 in the three months ended March 31, 2011.  The principal costs related to the ongoing operation of our payphones include telecommunication costs, commissions and depreciation. Telecommunication costs consist of payments made by us to local exchange carriers and long distance carriers for access to and use of their telecommunications networks and service and maintenance costs. Commission expense represents payments to owners or operators of the premises at which a payphone is located and APCC commission fees related to Dial Around processing. Telecommunication costs decreased by $113, from $862 in the three months ended March 31, 2010, to $749 in the three months ended March 31, 2011.  Commissions were the same for both periods, $43 for the three months ended March 31, 2010 and March 31, 2011. There was no Depreciation expense in 2010 or 2011. As of March 31, 2011, the payphone equipment was fully depreciated.

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

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $15,995, from $15,045 for the three months ended March 31, 2010 to $31,040 for the three months ended March 31, 2011. Professional fees increased by $18,006, from $11,500 for the three months ended March 31, 2010 to $29,506 for the three months ended March 31, 2011.  Professional fees include fees the Company pays for accountants, bookkeepers and attorneys throughout the year for performing various tasks. This increase was primarily due to legal fees when comparing the same period ending 2011 and 2010. Outside Services expenses decreased by $2,092 in the three months ended March 31, 2011 when compared with the same period ending in 2010. General and Administrative expenses, which is primarily consists of office expenses and finance charges, increased by $81 in the three months ended March 31, 2011 when compared with the same period ending in 2010.  The increase in expenses in the three months ending March 31, 2011 when compared with the three months ending March 31, 2010 was primarily due to increase in legal fees. Our expenses to date are largely due to professional fees that include accounting, bookkeeping and legal fees.

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

On April 5, 2011, $25,000 of the debt held in promissory notes was converted into 2,000,000 shares of Pegasus Tel. Common stock.

On May 2, 2011, $2,000 of the debt held in promissory notes was converted into 2,000,000 shares of Pegasus Tel. Common Stock.

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

No Trading Market

There is currently no market for our common stock.  As the registration statement is now effective, we intend to solicit a registered broker/dealer to apply with FINRA to have our common stock quoted on the OTCBB Bulletin Board (OTCBB). We cannot assure that FINRA will approve the application or that a market for our common stock will develop or maintained.  If not, your investment might be illiquid.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 4, the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not yet comply with the requirements in (i) and (ii) above.

Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Subsequent to filing on March 15, 2011 our Annual Report on Form 10-K for the year ended December 31, 2010 with the Commission, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not sufficient because as noted in the Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels.

Our independent public accountant, Robison, Hill & Company, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Robison, Hill & Company expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

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

As of March 31, 2011, we had $63 in cash and cash equivalents on hand and an accumulated deficit of $(307,599).

As of March 31, 2011, the Company owed $25,739 in Related Party Accounts Payable.

As of March 31, 2011, the Company owed $173,950 in Related Party Notes payable and $44,353 in accrued interest on these notes.

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

We are highly dependent on our three officers, Anthony DiBiase, Jr. , Joseph C. Passalaqua, and Carl Worboys. The loss of any of them would have a material adverse affect on our business and prospects.

We currently have only three officers, Anthony DiBiase, Jr., Joseph C. Passalaqua, and Carl Worboys. Anthony DiBiase, Jr. serves as our Chief Executive Officer and Director and Joseph C. Passalaqua serves as our Chief Financial Officer, Secretary and Director and Carl Worboys serves as our President and Director. The loss of any officer could have a material adverse effect on our business and prospects.

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

During the three months ended March 31, 2011 there were no sales of unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. [REMOVED AND RESERVED]

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

PEGASUS TEL, INC.

By:	ANTHONY DIBIASE, JR.
Date: May 23, 2011	Anthony DiBiase, Jr. Chief Executive Officer and Director (Principal Executive Officer)

By:	JOSEPH C. PASSALAQUA
Date: May 23, 2011	Joseph C. Passalaqua Chief Financial Officer , Secretary and Director (Principal Financial Officer)

By:	CARL E. WORBOYS
Date: May 23, 2011	Carl E. Worboys President and Director