Form 10-Q
period 2011-06-30
Pegasus Tel, Inc
filed 2011-08-22
CIK 1377469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD JUNE 30, 2011

[   ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File Number: 333-162516

CIK Number: 0001377469

_______________________________________________

PEGASUS TEL, INC.

 (Exact name of small business issuer as specified in its charter)

Delaware	41-2039686
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6315 Presidential Court #150, Fort Myers, FL	33919
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code:

Issuer’s telephone number:   (239) 689-1447

Anthony DiBiase

6315 Presidential Court #150,

Fort Myers, FL  33919

Telephone: (239) 689-1447

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of Class)

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [  ]

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

Yes [  ]   No [ X ]

As of June 30, 2011, 79,215,136 shares of the Company's $.0001 par value common stock were issued and outstanding.

State issuer’s revenues for its most recent fiscal year: $4,554

As of August 22, 2011 the aggregate market value of the 79,215,136 shares common stock held by non-affiliates was approximately $711 based upon the par value of $.0001. As of June 30, 2011, there were 79,215,136 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes [  ]    No [ X ]

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

PEGASUS TEL, INC.
(A Development Stage Company)
BALANCE SHEETS
	(Unaudited)
	June 30,	December 31,
	2011	2010
Assets:
Cash and Cash Equivalents	$ 63	$ 289
Accounts Receivable	197	218

Total Current Assets	260	507

Total Assets	$ 260	$ 507

Liabilities:
Accounts Payable	$ 5,538	$ 9,258
Other Accounts Payable	15,542	24,589
Accrued Interest	51,481	38,431
Notes Payable	166,759	140,627

Total Current Liabilities	239,320	212,905

Total Liabilities	239,320	212,905

Stockholders' Equity:
Preferred Stock, Par value $0.0001, Authorized 10,000,000 shares
Issued 0 shares at June 30, 2010 and December 31, 2009	-	-
Common Stock, Par value $0.0001, Authorized 100,000,000 shares
Issued 79,215,136 and 20,215,136 shares respectively	7,922	2,022
Paid-In Capital	1,323,942	55,842
Deficit Accumulated During Development Stage	(1,570,924)	(270,262)
Total Stockholders' Equity	(239,060)	(212,398)

Total Liabilities and Stockholders' Equity	$ 260	$ 507

The accompanying notes are an integral part of these financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
					Since
					February 19,
					2002
	For the Three Months Ended		For the Six Months Ended		Inception of
	June 30,		June 30,		Development
	2011	2010	2011	2010	Stage
Revenues	$ 891	$ 1,017	$1,789	$ 2,319	$ 71,550
Costs of Services	(814)	(890)	(1,606)	(1,795)	(67,591)

Gross Margin	77	127	183	524	3,959

Expenses
Accounting	14,244	3,815	19,502	14,315	105,096
Stock for Services	880,000	-	880,000	-	880,000
Related Party Bookkeeping	700	800	1,850	1,800	20,327
General and Administrative	166	156	456	365	13,025
Legal	-	-	23,098	-	107,888
Outside Services	1,163	1,347	2,407	4,683	33,245
Operating Expenses	896,273	6,118	927,313	21,163	1,159,581

Operating Income (Loss)	(896,196)	(5,991)	(927,130)	(20,639)	(1,155,622)

Other Income (Expense)
Interest, Net	(367,123)	(4,723)	(373,051)	(9,033)	(412,537)

Net Loss Before Taxes	(1,263,319)	(10,714)	(1,300,181)	(29,672)	(1,568,159)

Income and Franchise Tax	-	(166)	(481)	(648)	(2,765)

Net Loss	$ (1,263,319)	$ (10,880)	$ (1,300,662)	$ (30,320)	$ (1,570,924)

Loss per Share, Basic &
Diluted	$ (0.03)	$ (0.00)	$ (0.04)	$ (0.00)

Weighted Average Shares
Outstanding	39,977,158	20,215,136	30,761,087	20,215,136

The accompanying notes are an integral part of these financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			February 19,
			2002
	For the Six Months Ended		Inception of
	June 30,		Development
	2011	2010	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	($1,300,662)	($30,320)	($1,570,924)
Adjustments to reconcile net loss to net cash
provided by operating activities: Stock issuance	1,240,000	-	1,240,000
Depreciation and Amortization	-	-	12,600
Changes in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	21	98	(197)
Increase (Decrease) in Accounts Payable	(3,720)	(34,158)	5,538
Increase (Decrease) in Related Party Accounts Payable	(9,047)	1,800	15,542
Increase (Decrease) in Interest Payable	13,050	7,978	51,481
Decrease (Increase) in Intercompany Dues	-	-	56,684
Net Cash Used in Operating Activities	(60,358)	(54,602)	(189,276)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	-	-	(11,600)
Net cash provided by Investing Activities	-	-	(11,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred Stock Issued for Cash	-	-	180
Payments on Related Party Notes	-	(445)	(445)

Proceeds from Related Party Notes	60,132	55,175	201,204
Net Cash Provided by Financing Activities	60,132	54,730	200,939

Net (Decrease) Increase in Cash	(226)	128	63
Cash at Beginning of Period	289	39	-
Cash at End of Period	$63	$ 167	$ 63

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	`
Cash paid during the year for:
Interest	$ -	$ 1,055
Franchise and Income Taxes	$ 481	$ 482	$ 2,765

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital
and Property and Equipment	$ -	$ -	$ 56,684

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

Interim Financial Statements

The unaudited financial statements as of June 30, 2011 and the six months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Pegasus Tel., Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $(1,570,924) for the period from February 19, 2002 (inception) to June 30, 2011, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of June 30, 2011, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2011, the Company has determined an allowance for doubtful accounts is not necessary.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $63 and $289 as of June 30, 2011 and December 31, 2010 all of which was fully covered by Federal depository insurance.

Accounts Receivable

Accounts Receivable consists of Local Service revenue and Commission Revenue. The Accounts Receivable was $197 and $218 as of June 30, 2011 and December 31, 2010 respectively.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders’ by the weighted average number of common shares outstanding during the period.  There were no common equivalent shares outstanding during the periods ended June 30, 2011 and June 30, 2010.

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

Reclassification

Certain reclassifications have been made in the 2010 financial statements to conform to the June 30, 2011 presentation.

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

	2010	2009
Net Operating Losses	$ 88,740	$ 72,080
Valuation Allowance	(88,740)	(72,080)
	$ -	$ -

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:

	2010	2009
Provision (Benefit) at US Statutory Rate	$ 16,660	$ 13,260
Other Adjustments	-	-
Increase (Decrease) in Valuation Allowance	(16,660)	(13,260)
	$ -	$ -

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

NOTE 5 - COMMITMENTS

As of June 30, 2011, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

On March 30, 2011, the members of the board of directors (the “Board”) of Pegasus Tel, Inc. (the “Company”) approved by unanimous written consent, and the stockholders of the Company holding a majority in interest of the Company’s voting equity, approved by written consent, the appointment of Mr. Anthony DiBiase as Chief Executive Officer and as a member of the Board, effective as of March 30, 2011.  Also on that date of March 30, 2011, Pegasus Tel, Inc. (the “Company”), entered into a Common Stock Purchase Agreement (the “Agreement”) with two shareholders (collectively, the “Majority Shareholders”) who together hold a majority of the issued and outstanding shares of the Company’s common stock immediately prior to the consummation of the Sale (as defined herein), and a subscriber for shares of the Company’s common stock (the “Buyer”). Subject to certain conditions set forth in the Agreement, when the Company has received payment in full of $390,000, the Company will issue, and the Buyer shall receive, 79,784,864 shares of the Company’s common stock, par value $.0001 per share (the “Shares”), which, at the time of issuance, will constitute 79.78% of the issued and outstanding shares of the Company’s common stock. Pursuant to the Agreement, and upon final payment of the purchase price, the Majority Shareholders shall also receive such number of shares of common stock of the Company as shall constitute 9.9% of the issued and outstanding shares of common stock of the Company on a fully diluted basis. As of June 30, 2011 the sale had not been completed and 79,784,864 shares have not yet been issued.

On April 11, 2011 a stock purchase agreement was filed that stated that Amanda Godin purchased 350,000 shares of Pegasus Tel, Inc. common stock from Joseph C. Passalaqua for $1,750.

On April 4, 2011 Flash Funding, Inc. entered into a Debt Purchase Agreement to purchase $184,623 of debt held in promissory notes in Pegasus Tel. that are owed to Cobalt Blue LLC, Joseph Passalaqua, and Mary Passalaqua for $58,000 to the related parties.

On April 6, 2011, 8,000,000 shares were issued to the Company’s new president for services valued at market which was .08 per share.

On April 6, 2011 Flash Funding, Inc. converted $25,000 of the debt purchased as outlined in the Debt Purchase Agreement into 2,000,000 shares of Pegasus Tel. Common stock.The market price of the stock was .08 which resulted in a finance charge of $160,000.

On May 2, 2011 Flash Funding, Inc. converted $2,000 of the debt purchased as outlined in the Debt Purchase Agreement into 2,000,000 shares of Pegasus Tel. Common Stock.The market price of the stock was .07 on that day resulting in a finance charge of $140,000.

On June 8, 2011 2,000,000 shares were issued to convert debt of $2,000. The market price on that day for the stock closed at .008 resulting in a $16,000 finance fee.

On June 10, 2011 40,000,000 shares were issued to the Company’s new president for services valued at market of $.006 per share, resulting in an expense of $240,000.

On June 23, 2011 5,000,000 shares were issued resulting in debt reduction of $5,000. The closing price of the stock that day was .0088 which resulted in a finace cost of $44,000.

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

On June 13, 2011 the Company amended its certificate of designation for preferred shares and created out of the 10,000,000 shares authorized 7,000,000 shares designated as “preferred B” and 1,000,000 as “preferred C” with a par value of $0.001.

The preferred B shares have a conversion feature rate of 1:1,711.156.

The series C preferred stock has voting rights of 350 times that number of votes on all matters submitted to shareholders and can be converted into 10 times the amount of common shares.

NOTE 8 –  ACCOUNTS PAYABLE

As of June 30, 2011, 2011, the Company had as a part of Accounts Payable an amount of $15,542 due to Lyboldt-Daly, Inc. for Bookkeeping expenses.  Joseph Passalaqua (a former major shareholder of the Company) is President and Sole Director of Lyboldt-Daly, Inc.

NOTE 9 – RELATED PARTY NOTES PAYABLE

During 2006, a Shareholder and Officer of the Company, Carl Worboys, advanced the Company $224.  As of June 30, 2011, the Company owes $224.

In 2006, 2007, 2008, and 2011 a Shareholder and former Officer of the Company, Mary Passalaqua, advanced the Company $5,000, $30,300, $18,300, and $18,100 respectively.  The notes were accruing between 10%,15%, and 18% simple interest per annum and were payable in full upon demand. As of June 30, 2011 this debt was sold to Flash Funding.

In 2007, 2008 and 2010, a Shareholder of the Company, Joseph Passalaqua has advanced the company $5,000, $9,887, and $1,800 respectively. The notes are accruing between 10% and 18% in simple interest per annum and is payable in full upon demand.  On January 21, 2010, $1,500 was paid to Joseph Passalaqua as a partial repayment, with $1,055 paid to loan interest and $445 paid to loan principal by the Company. As of June 30, 2011, this debt was sold to Flash Funding.

At June 30, 2011 Flash Funding an unrelated third party is owed $150,623.04 plus interest at 18%.Interest included in interest payable for $6,751 in 2011.

In 2010 and 2011, Cobalt Blue LLC did advance the Company $70,785 and $15,223 respectively. Mary Passalaqua is the Managing Member of Cobalt Blue LLC and is a Shareholder of the Company. These note were accruing 18% in simple interest per annum and was payable in full upon demand, The Company owed a total principle balance of $86,008 related to these notes and has accrued $13,197 in simple interest. This note was sold to Flash Funding.

Cobalt did advance an additional $15,912 plus interest at 18%. Which was $377 in 2011.

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

NOTE 11 – SUBSEQUENT EVENTS

On July 14, 2011 the Company acquired certain assets and certain liabilities of Encounter Technologies, Inc. for 6,995,206 shares of series B preferred stock. The total assumed liabilities were $321,250.

On July 05, 2011 the Company increased the authorized shares to 20,000,000,000 shares.

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

On March 30, 2011, the members of the board of directors (the “Board”) of Pegasus Tel, Inc. (the “Company”) approved by unanimous written consent, and the stockholders of the Company holding a majority in interest of the Company’s voting equity, approved by written consent, the appointment of Mr. Anthony DiBiase as Chief Executive Officer and as a member of the Board, effective as of March 30, 2011.  Also on that date of March 30, 2011, Pegasus Tel, Inc. (the “Company”), entered into a Common Stock Purchase Agreement (the “Agreement”) with two shareholders (collectively, the “Majority Shareholders”) who together hold a majority of the issued and outstanding shares of the Company’s common stock immediately prior to the consummation of the Sale (as defined herein), and a subscriber for shares of the Company’s common stock (the “Buyer”). Subject to certain conditions set forth in the Agreement, when the Company has received payment in full of $390,000, the Company will issue, and the Buyer shall receive, 79,784,864 shares of the Company’s common stock, par value $.0001 per share (the “Shares”), which, at the time of issuance, will constitute 79.78% of the issued and outstanding shares of the Company’s common stock. Pursuant to the Agreement, and upon final payment of the purchase price, the Majority Shareholders shall also receive such number of shares of common stock of the Company as shall constitute 9.9% of the issued and outstanding shares of common stock of the Company on a fully diluted basis. As of June 30, 2011 the sale had not been completed and 79,784,864 shares have not yet been issued.

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

SERVICES AND PRODUCTS

We own, operate and manage privately owned public payphones in the County of Delaware, State of New York. As of June 30, 2011, we owned, operated, and managed 11 payphones.  The Company does not have any long-term agreements with the customers of these payphones and they may terminate our license to operate at will.  We may pay site owners a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include, but are not limited to, retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. In the alternative, our agreement with business owners may be to provide the telecommunications services without the payment of any commissions.

The chart below describes the specific location of each of our 11 payphones respectively and the amount of revenue generated by each payphone for the six months ended June 30, 2011.

No.:	Location	March 31, 2011
1	Andes Hotel 110 Main St., Andes, NY 13731	$60
2	Andes Public Booth 21 Main St., Andes, NY 13731	$10
3	Margaretville Central School 415 Main St., Margaretville, NY 12455	$100
4	Margaretville Memorial Hospital 42084 State Hwy. 28, Margaretville, NY 12455 (downstairs)	$20
5	Margaretville Memorial Hospital 42084 State Hwy. 28, Margaretville, NY 12455 (upstairs)	$20
6	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (1 st Floor)	$292
7	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (2 nd Floor)	$292
8	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (3 rd Floor)	$292
9	Town of Middletown 42339 State Hwy. 28, Margaretville, NY 12455	$292
10	Hess Mart 42598 State Hwy. 28, Margaretville, NY 12455	$391
11	Arkville Country Store 43525 State Hwy. 28, Arkville, NY 12406	$10

	Total Revenues	$1,789

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

Employees

The company does not have any employees.  Anthony DiBiase is our President, Chief Executive Officer and our Chief Financial Officer, Secretary and Director.

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

 REVENUE RECOGNTION POLICES

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. As of the year ended December 31, 2010 and the six months ended June 30, 2011, there was no deferred revenue. The Company derives its primary revenue from the sources described below, which includes dial-around revenues, operator service revenue, coin collections, telephone equipment repairs, and sales. Other revenue generated by the company includes sales commissions.

Our installed payphone base generates revenue from two principal sources: coin-calls and non-coin calls.

1. Coin calls : Coin calls represent calls paid for by customers who deposit coins into the payphones. Coin call revenue is recorded as the actual amount of coins collected from the payphones.

Coin revenues are recorded in an equal amount to the coins collected.

2. Non-Coin calls : Non-coin revenue includes commissions from operator service telecommunications companies and a “dial-around” commission of $0.494 per call that the FCC requires sellers of long distance toll free services to pay payphone owners. The commissions for operator services are paid 45 days in arrears. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

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

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal years ending December 31, 2010, Robison, Hill & Co. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”   At December 31, 2010, we had $289 cash on hand, $218 in accounts receivable and an accumulated deficit of $(270,262). At June 30, 2011, we had $63 cash on hand, $197 in accounts receivable and an accumulated deficit of $(1,570,924). See “Liquidity and Capital Resources.”

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had $63 in cash and cash equivalents respectively. Our primary source of liquidity has been from borrowing from Joseph C. Passalaqua, a major shareholder of the Company , and Mary Passalaqua, a major shareholder, to cover expenses and liabilities.

As of June 30, 2011 we have notes payable to Flash Funding in the amount $150,623, , and a note payable to Cobalt Blue LLC, with Mary Passalaqua as the sole Managing Member, in the amount of $15,912.  These notes payable bear a simple interest rate between 10% and 18% per annum and are payable upon demand.

As of June 30, 2011, the Company owed $15,542 in Related Party Accounts Payable. As of June 30, 2011 this balance includes $15,542 due to Lyboldt-Daly Inc. for bookkeeping expenses. The President and Sole Director of Lyboldt-Daly, Inc. is  Joseph Passalaqua who is also a major shareholder of the Company.  It also includes $224 owed to Carl Worboys, a previous officer of the Company.  These amounts are non-interest bearing.

Net cash used in operating activities was $60,358 during the six-month period ended June 30, 2011.

Net cash provided by investing activities was $0 during the six-month period ended June 30, 2011.

Net cash provided by financing activities was $60,132 during the six-month period ended June 30, 2011.

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

WORKING CAPTIAL

We had total assets of $260 and total liabilities of $239,321 resulting in a working capital deficit of $(239,061 for the six months ended June 30, 2011.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

REVENUES

Our total revenue decreased by $530, from $2,319 for the six months ended June 30, 2011 to $1,789. For the three months ended June 30, 2011 compared to 2010 our revenue decreased to $891 from $1017 or $126.. This decrease was primarily due to a lower volume of coin calls and operator assisted calls at payphone locations.

Our coin call decreased by $349, from $819 for the six months ended June 30 2011 from $470 and for the three months ended June 30, 2011 compared to 2010 it decreased by $52 to 223 from $275. .  This decrease was primarily due increase was primarily due to a lower volume of coin calls at payphone locations.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue decreased by $95, from $305 to $210 for the six months ended June 30, 2011 and it decreased to $31 for the three months ended June 30, 2011. This decrease was primarily due to a decline in commissions paid by the payphone service providers. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers remained the same, $1,080 for both the six months ended June 30, 2011 and the six ended June 30, 2010. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of June 30, 2011, two customers made up the local service revenue:

Mountainside Residential Care Center, Lake Katrine, New York

 Town of Middletown, Margaretville, New York

COST OF SALES

Our overall cost of services decreased $190, from $1,796 in the six months ended June 30, 2011, to $1,606 and for  the three months ended June 30, 2011 it decreased $77 to $813 from $890..  The principal costs related to the ongoing operation of our payphones include telecommunication costs, commissions and depreciation. Telecommunication costs consist of payments made by us to local exchange carriers and long distance carriers for access to and use of their telecommunications networks and service and maintenance costs. Commission expense represents payments to owners or operators of the premises at which a payphone is located and APCC commission fees related to Dial Around processing.

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

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $906,150, from $21,163 for the six months ended June 30, 2011 to $927,313 and for the three months ended June 30, 2011 expenses increased to $896,273 from $6,118 or $890,155. By far the increase was caused by stock for services in both periods of

$880,000. Professional fees increased by $28,285, for the six months ended June 30, 2011 and by$10,329 for the three months ended June 3o, 2011.  Professional fees include fees the Company pays for accountants, bookkeepers and attorneys throughout the year for performing various tasks. This increase was primarily due to legal fees when comparing the same period ending 2011 and 2010. Outside Services expenses decreased by $2,276 in the six months ended June 30, 2011 and by $184 for the three months ended June 30, 2011 compared to 2010. When compared with the same period ending in 2010. General and Administrative expenses, which is primarily consists of office expenses , increased by $91 in the six months ended June 30, 2011 and $10 for the three months when compared with the same period ending in 2010.

INTEREST EXPENSE

Interest and financing costs increased $364, 018 for the six months and $362, 400 for the three months largely due to the increase in finance costs attributed to reduction of debt thru stock issuances where the market value of the stock exceeded the actual debt reduction.

COMMON STOCK

Our board of directors is authorized to issue 100,000,000 shares of Common stock, with a par value of $0.0001. There are an aggregate of 79,215,136 shares of Common Stock issued and outstanding, which are held by 213 stockholders as of the date of this Quarterly Report.  All shares of our common stock have one vote per share on all matters, including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred stockholders, if any. The holders of our common stock are entitled to equal dividends and distributions per share with respect to the Common Stock when, as and if, declared by the board of directors from funds legally available.

•

Dividends .  We have never declared dividends. We do not intend to declare any dividends in the foreseeable future. We presently intend to retain earnings, if any, for the development and expansion of our business.

•	Share Purchase Warrants . We have not issued and do not have outstanding any warrants to purchase shares of our common stock.

•	Options . We do not have a stock option plan in place nor are there any outstanding exercisable for shares of our common stock.

•

Convertible Securities .  We have not issued and do not have outstanding any securities convertible into shares of our common stock or any rights convertible or exchangeable into shares of our common stock.

PREFERRED STOCK

Our board of directors is authorized to issue a total 10,000,000 shares of Preferred stock, with a par value of $0.0001. There are an aggregate of 0 shares of Preferred Stock issued and outstanding as of the date of this Quarterly Report 7,000,000 shares are authorized as preferred B and 1,000,000 shares as preferred C

COMMON AND PREFERRED STOCK TRANSACTIONS

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

On March 30, 2011, the members of the board of directors (the “Board”) of Pegasus Tel, Inc. (the “Company”) approved by unanimous written consent, and the stockholders of the Company holding a majority in interest of the Company’s voting equity, approved by written consent, the appointment of Mr. Anthony DiBiase as Chief Executive Officer and as a member of the Board, effective as of March 30, 2011.  Also on that date of March 30, 2011, Pegasus Tel, Inc. (the “Company”), entered into a Common Stock Purchase Agreement (the “Agreement”) with two shareholders (collectively, the “Majority Shareholders”) who together hold a majority of the issued and outstanding shares of the Company’s common stock immediately prior to the consummation of the Sale (as defined herein), and a subscriber for shares of the Company’s common stock (the “Buyer”). Subject to certain conditions set forth in the Agreement, when the Company has received payment in full of $390,000, the Company will issue, and the Buyer shall receive, 79,784,864 shares of the Company’s common stock, par value $.0001 per share (the “Shares”), which, at the time of issuance, will constitute 79.78% of the issued and outstanding shares of the Company’s common stock. Pursuant to the Agreement, and upon final payment of the purchase price, the Majority Shareholders shall also receive such number of shares of common stock of the Company as shall constitute 9.9% of the issued and outstanding shares of common stock of the Company on a fully diluted basis. As of June 30, 2011 the sale had not been completed and 79,784,864 shares have not yet been issued.

On April 11, 2011 a stock purchase agreement was filed that stated that Amanda Godin purchased 350,000 shares of Pegasus Tel, Inc. common stock from Joseph C. Passalaqua for $1,750.

On April 4, 2011 Flash Funding, Inc. entered into a Debt Purchase Agreement to purchase $184,623 of debt held in promissory notes in Pegasus Tel. that are owed to Cobalt Blue LLC, Joseph Passalaqua, and Mary Passalaqua for $58,000 to the related parties.

On April 6, 2011, 8,000,000 shares were issued to the Company’s new president for services valued at market which was .08 per share.

On April 6, 2011 Flash Funding, Inc. converted $25,000 of the debt purchased as outlined in the Debt Purchase Agreement into 2,000,000 shares of Pegasus Tel. Common stock.The market price of the stock was .08 which resulted in a finance charge of $160,000.

On May 2, 2011 Flash Funding, Inc. converted $2,000 of the debt purchased as outlined in the Debt Purchase Agreement into 2,000,000 shares of Pegasus Tel. Common Stock.The market price of the stock was .07 on that day resulting in a finance charge of $140,000.

On June 8, 2011 2,000,000 shares were issued to convert debt of $2,000. The market price on that day for the stock closed at .008 resulting in a $16,000 finance fee.

On June 10, 2011 40,000,000 shares were issued to the Company’s new president for services valued at market of $.006 per share, resulting in an expense of $240,000.

On June 23, 2011 5,000,000 shares were issued resulting in debt reduction of $5,000. The closing price of the stock that day was .0088 which resulted in a finance cost of $44,000.

Finalized on July 14, 2011 the Company issued 6,995,206 shares of preferred A series stock for the purchase of certain assets related to a music stream business.

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

Our history of losses is expected to continue and will need to obtain additional capital financing in the future .

We have a history of losses and expect to generate losses until such a time when we can become profitable in the collection of payphone service fees.

As of June 30, 2011, we had $63 in cash and cash equivalents on hand and an accumulated deficit of $(1,572,924).

As of June 30, the Company owed $15,542 in Related Party Accounts Payable.

As of June 30, 2011, the Company owed $218,241 in Notes payable including interest.

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

We are highly dependent on our sole officer, Anthony DiBiase. The loss of Mr.DiBiase would have a material adverse affect on our business and prospects.

We currently have one sole officer and director, Anthony DiBiase. Anthony DiBiase serves as our sole officer and director. The loss of Mr. DiBiase could have a material adverse effect on our business and prospects.

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

PEGASUS TEL, INC.

By:	ANTHONY DIBIASE
Date: August 22, 2011	Anthony DiBiase Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)