Form 10-Q/A
period 2011-06-30
Pegasus Tel, Inc
filed 2011-09-12
CIK 1377469

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

 ☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2011

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

(Title of Class)

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐       No ☒

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

Transitional Small Business Disclosure Format: Yes ☐       No ☒

Explanatory Note

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1(1)	Articles of Incorporation, dated February 19, 2002
3.2(1)	Amended Articles of Incorporation, dated September 21, 2006
3.3(1)	Amendment to the Articles of Incorporation, dated September 18, 2006
3.4(2)	Amendment to Articles of Incorporation, date May 15, 2007
3.5(3)	Certificate of the Designations, Powers Preferences and Rights of the Series A Convertible Preferred Stock
3.5(1)	By-laws
4.1(1)	Form of Common Stock Certificate
10.1 (3)	Series A Preferred Stock Purchase Agreement
10.2 (4)	$1,205 18% Promissory Note, dated December 2, 2008, for the benefit of Joseph C. Passalaqua
10.3 (4)	$8,682 18% Promissory Note, dated August 13, 2008, for the benefit of Joseph C. Passalaqua
10.4 (4)	$5,000 10% Promissory Note, dated December 13, 2007, for the benefit of Joseph C. Passalaqua
10.5 (4)	$400 10% Promissory Note, dated March 21, 2008, for the benefit of Mary Passalaqua
10.6 (4)	$17,900 10% Promissory Note, dated January 24, 2008, for the benefit of Mary Passalaqua
10.7 (4)	$15,300 15% Promissory Note, dated June 11, 2007, for the benefit of Mary Passalaqua
10.8 (4)	$15,000 15% Promissory Note, dated April 26, 2007, for the benefit of Mary Passalaqua
10.9 (4)	$5,000 10% Promissory Note, dated October 24, 2006, for the benefit of Mary Passalaqua
Exhibit 31.1	Certification of the Principal Executive Officer of Registrant pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of the Principal Financial Officer of Registrant pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
Exhibit 32.1	Certification of the Principal Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Principal Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files for the Pegagus Tel, Inc. Form 10Q for the period ended June 30, 2011

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

PEGASUS TEL, INC.

Date: September 12, 2011	By: ANTHONY DIBIASE, JR.
Anthony DiBiase, Jr. Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)