Form 10-Q
period 2011-09-30
Pegasus Tel, Inc
filed 2011-11-22
CIK 1377469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

6315 Presidential Court

Fort Myers, FL 33919

Telephone: (877) 233-9492

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

Yes [  ]   No [ X ]

As of September 30, 2011, 2,810,496,677 shares of the Company's $.0001 par value common stock were issued and outstanding.

State issuer’s revenues for its most recent fiscal year: $4,554

As of November 18 2011 the aggregate market value of the 79,215,136 shares common stock held by non-affiliates was approximately $15,843 based upon the market value of $.0002. As of September 30, 2011, there were 2,810,496,677 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes [  ]    No [ X ]

PEGASUS TEL, INC.
SEPTEMBER 30, 2011

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements	4
	Balance Sheets as September 30, 2011 (Unaudited) and December 31, 2010	4
	Statements of Operations For the three months ended September 30, 2011(Unaudited) and September 30, 2010 (Unaudited) For the nine months ended September 30, 2011 (Unaudited) and September 30, 2010 (Unaudited) For the cumulative period from February 19, 2002 (Inception) to September 30, 2011 (Unaudited)	5
	Statements of Cash Flows For the nine months ended September 30, 2011 (Unaudited) and September 30, 2010 (Unaudited) For the cumulative period from February 19, 2002 (Inception) to September 30, 2011 (Unaudited)	6
	Notes to Financial Statements	7
Item 2.	Management’s Discussion and Analysis or Plan of Operation	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 5.	Other Information	35
Item 6.	Exhibits	36

	SIGNATURES

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

PEGASUS TEL, INC.
(A Development Stage Company)
BALANCE SHEETS
	(Unaudited)
	September 30,		December 31,
	2011		2010
Assets:
Cash and Cash Equivalents		$317		$289
Accounts Receivable		208		218

Total Current Assets		525		507

Total Assets		$525		$507

Liabilities:
Accounts Payable		$22,338		$9.258
Related Party Accounts Payable		15,766		24,589
Accrued Interest		58,976		38,431
Notes Payable		414,635		140,627

Total Current Liabilities		511,715		212,905

Total Liabilities		511,715		212,905

Stockholders' Equity:
Preferred Stock, Par value $0.0001, Authorized 10,000,000 shares
Issued 6,995,206 shares at September 30, 2011 and December 31, 2010		699		-
Common Stock, Par value $0.0001, Authorized 100,000,000 shares
Issued 2,810,496,677 shares at September 30, 2011 and December 31, 2010		281,250		2,022
Paid-In Capital		18,550,599		55,842
Deficit Accumulated During Development Stage		(19,343,938)		(270,262)
Total Stockholders' Equity		(511,190)		(212,398)

Total Liabilities and Stockholders' Equity		$525		$507

The accompanying notes are an integral part of these financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
						Cumulative
						Since
						February 19,
						2002
	For the Three Months Ended		For the Nine Months Ended	Inception of
	September 30,		September 30,	Development
	2011		2010	2011	2010	Stage
Revenues		$993		$1,159	$2,783		$3,478	$72,544
Costs of Services		(773)		(885)	(2,378)		(2,680)	(68,363)

Gross Margin		220		274	405		798	4,181

Expenses
Accounting		12,147		3,988	31,649		1,803	117,243
Stock for Services		16,599,384		-	17,749,384		-	17,479,384
Related Party Bookkeeping		-		800	2,600		2,600	20,327
General and Administrative		5,709		205	8,574		5,253	51,981
Legal		2,500		-	25,598		16,500	110,388
Finance Charge		1,180,000		-	1,506,000		-	1,506,000
Operating Expenses		17,799,740		4,993	19,053,055		26,156	19,285,323

Operating Income (Loss)		(17,799,520)		(4,719)	(19,052,650)		(25,358)	(19,281,142)

Other Income (Expense)
Interest, Net		(7,494)		(4,771)	(20,545)		(13,804)	(60,031)

Net Loss Before Taxes		(17,807,014)		(9,490)	(19,073,195)		(39,162)	(19,341,173)

Income and Franchise Tax		-		-	(481)		(648)	(2,765))

Net Loss		$(17,807,014)		$(9,490)	$(19,073,676)		$(39,810)	$(260,680)

Loss per Share, Basic &
Diluted		$(0.00)		$(0.00)	$(0.00)		$(0.00)

Weighted Average Shares
Outstanding		2,251,331,214		20,215,136	774,722,693		20,215,136

The accompanying notes are an integral part of these financial statements.

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
					Cumulative
					Since
					February 19,
					2002
	For the Nine Months Ended		Inception of
	September 30,		Development
	2011		2010		Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period		$(19,073,676)		$(39,810)		$(19,343,938)
Adjustments to reconcile net loss to net cash
provided by operating activities:Depreciation						12,600
Stock issuance/		18,794,987		-		19,074,748
Changes in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable		10		(34)		(208)
Increase (Decrease) in Accounts Payable		13,080		(30,009)		23,798
Increase (Decrease) in Related Party Accounts Payable		1,850		2,600		15,766
Increase (Decrease) in Interest Payable		20,545		12,750		58,976
Decrease (Increase) in Intercompany Dues		3,100		-		3,100
Net Cash Used in Operating Activities		(60,104)		(54,503)		(153,618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment		-		-		(12,600)
Net cash provided by Investing Activities		-		-		(12,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
		-
Payments on Related Party Notes		-		(445)		-	-
Proceeds from Related Party Notes		60,132		55,175		166,535
Net Cash Provided by Financing Activities		60,132		54,730		123,397

Net (Decrease) Increase in Cash		28		227		317
Cash at Beginning of Period		289		$39		-
Cash at End of Period		$317		$266		$317

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest		$-		$1,055		$1,055
Franchise and Income Taxes		$481		$482		$2,765

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital
and Property and Equipment		$-		$-		$56,684

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

Interim Financial Statements

The unaudited financial statements as of September 30, 2011 and the nine months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Pegasus Tel., Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $(19,364,488) for the period from February 19, 2002 (inception) to September 30, 2011, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of September 30, 2011, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of September 30, 2011, the Company has determined an allowance for doubtful accounts is not necessary.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $317 and $289 as of September 30, 2011 and December 31, 2010 all of which was fully covered by Federal depository insurance.

Accounts Receivable

Accounts Receivable consists of Local Service revenue and Commission Revenue .The Accounts Receivable was $208 and $218 as of September 30, 2011 and December 31, 2010 respectively.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders’ by the weighted average number of common shares outstanding during the period.  There were no common equivalent shares outstanding during the periods ended September 30, 2011 and September 30, 2010.

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

Reclassification

Certain reclassifications have been made in the 2010 financial statements to conform to the September 30, 2011 presentation.

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

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2007. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2010:

United States (a)	2007– Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 5 – EQUIPMENT

Equipment, stated at cost, less accumulated depreciation at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010

Equipment	$ 12,600 10,249		$12,600

Less accumulated depreciation	(12,600)		(12,600)

				)
	$ - 6,839		$-

Depreciation expense for the period ended September 30, 2011 and December 31, 2010 was $0 and $0.

NOTE 6 – NOTES PAYABLE

On June 6, 2011 the Company acquired certain assets and certain liabilities of Encounter Technologies, Inc. for the issuance of 6,995,206 shares of series B preferred stock. At September 30, 2011 the amounts owed on the assumed liabilities are as follows: MP Power for $2,000, V-2 for $160,000, V-mix for $7,500, and Spire for $75,000.

At September 30, 2011 Cobalt Blue is owed $15,912 plus interest at 18%. As of September 30, 2011 interest payable on the note is $1,093.

At September 30, 2011 Flash Funding is owed $150,623 plus interest at 18%. As of September 30, 2011 interest payable on the note is $13,530.

	September 30, 2011	December 31, 2010

MP Power	$ 2,000		$-
V-2	160,000		-
V-Mix	8,000		-
Spire	75,000		-
Cobalt Blue	15,912		70,785
Flash Funding	150,623		-
Joseph Passalaqua	-		16,242
Mary Passalaqua	-		53,600
				)
	$ 411,535		$140,627

NOTE 7 - COMMITMENTS

As of September 30, 2011, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 8 - COMMON STOCK TRANSACTIONS

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

On April 6, 2011 Flash Funding, Inc. converted $25,000 of the debt purchased as outlined in the Debt Purchase Agreement into 2,000,000 shares of Pegasus Tel. Common stock. The market price of the stock was .08 which resulted in a finance charge of $160,000.

On May 2, 2011 Flash Funding, Inc. converted $2,000 of the debt purchased as outlined in the Debt Purchase Agreement into 2,000,000 shares of Pegasus Tel. Common Stock. The market price of the stock was .07 on that day resulting in a finance charge of $140,000.

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

On June 30, the Company increased its authority to issue 20,000,000,000 shares. Total common shares authorized increased to 19,900,000,000 shares at $.0001 par value and total preferred stock authorized remained at 10,000,000 shares at $.0001 par value.

On July 14, 2011 2,400,000,000 shares were issued to Anthony Dibiase for services valued at market of $.0069 per share, resulting in an expense of $16,560,000.

On July 28, 2011 200,000,000 shares were issued to Flash Funding, Inc. to settle the $76,750 note payable to Spire. The fair market value of the stock at issuance is $.0059 per share, resulting in an finance expense of $1,180,000.

On September 29, 2011 131,281,541 shares were issued to Belmont Partners LTD, for services valued at market of $.0003 per share, resulting in an expense of $39,384.

NOTE 9 - PREFERRED STOCK TRANSACTIONS

On August 5, 2008, Pegasus filed a Certificate of Designations, Powers, Preferences and Rights (the “Certificate of Designation”) with the Secretary of State of the State of Delaware thereby designating 2,000,000 shares of preferred stock as Series A Convertible Preferred Stock, $0.0001 (the “Series A Preferred Stock”).  The Certificate of Incorporation of Pegasus authorizes the designation and issuance of an aggregate of ten million (10,000,000) shares of preferred stock in one or more series with all rights and privileges determined by the Board of Directors of Pegasus.  Prior to the filing of the Certificate of Designation, there were no shares of preferred stock designated or issued. Pursuant to the Certificate of Designation, a copy of which is filed as an exhibit hereto, each share of Series A Preferred Stock may be converted at any time by Pegasus or the holders thereof into ten (10) fully-paid and non-assessable shares of Pegasus Common Stock.On August 15, 2008, Pegasus issued an aggregate of 1,800,000 shares of Series A Preferred Stock to an aggregate of 17 individuals pursuant to a Securities Purchase Agreement for $0.0001 per share of Series A Preferred Stock. Pegasus issued the Series A Preferred Stock pursuant to Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities. The shares of Series A Preferred Stock are “restricted securities” (as such term is defined in Rule 144 of the Securities Act.

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

On June 6, 2011 the Company acquired certain assets and certain liabilities of Encounter Technologies, Inc. for 6,995,206 shares of series B preferred stock. The total assumed liabilities were $321,250.

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

NOTE 10 – RELATED PARTY NOTES PAYABLE

During 2006, a Shareholder and Officer of the Company, Carl Worboys, advanced the Company $224.  As of September 30, 2011, the Company owes $224.

In 2006, 2007, 2008, and 2011 a Shareholder and former Officer of the Company, Mary Passalaqua, advanced the Company $5,000, $30,300, $18,300, and $18,100 respectively.  The notes were accruing between 10%,15%, and 18% simple interest per annum and were payable in full upon demand. As of September 30, 2011 this debt was sold to Flash Funding.

In 2007, 2008 and 2010, a Shareholder of the Company, Joseph Passalaqua has advanced the company $5,000, $9,887, and $1,800 respectively. The notes are accruing between 10% and 18% in simple interest per annum and is payable in full upon demand.  On January 21, 2010, $1,500 was paid to Joseph Passalaqua as a partial repayment, with $1,055 paid to loan interest and $445 paid to loan principal by the Company. As of September 30, 2011, this debt was sold to Flash Funding.

At September 30, 2011 Flash Funding an unrelated third party is owed $150,623.04 plus interest at 18%. The accrued interest on the note is $13,530 in 2011.

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

Cobalt did advance an additional $15,912 plus interest at 18%. The accrued interest on the note is $1,093 in 2011.

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

The chart below describes the specific location of each of our 11 payphones respectively and the amount of revenue generated by each payphone for the quarter ended September 30, 2011.

No.:		Location		September 30, 2011
	1		Andes Hotel 110 Main St., Andes, NY 13731		$173
	2		Andes Public Booth 21 Main St., Andes, NY 13731		$118
	3		Margaretville Central School 415 Main St., Margaretville, NY 12455		$258
	4		Margaretville Memorial Hospital 42084 State Hwy. 28, Margaretville, NY 12455 (downstairs)		$204
	5		Margaretville Memorial Hospital 42084 State Hwy. 28, Margaretville, NY 12455 (upstairs)		$350
	6		Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (1 st Floor)		$250
	7		Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (2 nd Floor)		$200
	8		Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (3 rd Floor)		$188
	9		Town of Middletown 42339 State Hwy. 28, Margaretville, NY 12455		$123
	10		Hess Mart 42598 State Hwy. 28, Margaretville, NY 12455		$388
	11		Arkville Country Store 43525 State Hwy. 28, Arkville, NY 12406		$531

			Total Revenues		$2,783

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

REVENUE RECOGNTION POLICES

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. As of the year ended December 31, 2010 and the nine months ended September 30, 2011, there was no deferred revenue. The Company derives its primary revenue from the sources described below, which includes dial-around revenues, operator service revenue, coin collections, telephone equipment repairs, and sales. Other revenue generated by the company includes sales commissions.

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

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal years ending December 31, 2010, Robison, Hill & Co. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”   At December 31, 2010, we had $289 cash on hand, $218 in accounts receivable and an accumulated deficit of $(.270,262 At September 30, 2011, we had $317 cash on hand, $208 in accounts receivable and an accumulated deficit of $(19,343,938). See “Liquidity and Capital Resources.”

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had $317 in cash and cash equivalents respectively. Our primary source of liquidity has been from borrowings

Net cash used in operating activities was $60,104 during the nine-month period ended September 30, 2011

Net cash provided by investing activities was $0 during the nine-month period ended September 30, 2011.

Net cash provided by financing activities was $60,132 during the nine-month period ended September 30, 2011.

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

WORKING CAPTIAL

We had total assets of $507 and total liabilities of $212.905 resulting in a working capital deficit of $(212,398) for the year ended December 31, 2010. We had total assets of $525 and total liabilities of $511,715, resulting in working capital deficit of $(511,190) for the nine months ended September 30, 2011.

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

REVENUES

Our total revenue decreased by $166, from $1,159 for the three months ended September 30, 2010 to $993 for the three months ended September 30, 2011. This decrease was primarily due to a lower volume of coin calls and operator assisted calls at payphone locations.

COST OF SALES

Our overall cost of services decreased $112, from $885 in the three months ended September 30, 2011.  The principal costs related to the ongoing operation of our payphones include telecommunication costs, commissions and depreciation. Telecommunication costs consist of payments made by us to local exchange carriers and long distance carriers for access to and use of their telecommunications networks and service and maintenance costs. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site. Also a correction was made at the central office of Margaretville Telephony Company to provide a higher level of uninterrupted service to increase revenue in the future. We own telephone equipment which provides a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense each year over its useful life and the amount of the expense in each year is determined in a rational and systematic manner.

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

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased to $17,799,740, from $4,993 for the three months ended September 30, 2011 for the three months ended September 30, 2010 The main increase was stock for services of 16,599,384 and finance charges on loans of 1,180,000

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

REVENUES

Our total revenue decreased by $695, from $3,478 for the nine months ended September 30, 2011 to $2,783 for the nine months ended September 30, 2010. This decrease was primarily due to a lower volume of non-coin calls at payphone locations which the Company has placed in strategic areas and a decline in commission paid by the payphone service providers.

COST OF SALES

Our overall cost of services decreased $302, from $3,478, in the nine months ended September 30, 2010, to $2,783 in the nine months ended September 30, 2010.  The principal costs related to the ongoing operation of our payphones include telecommunication costs, commissions and depreciation. Telecommunication costs consist of payments made by us to local exchange carriers and long distance carriers for access to and use of their telecommunications networks and service and maintenance costs.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $19,026,899, from $26,156 for the nine months ended September 30, 20010 to $19,053,055 for the nine months ended September 30, 2011 Stock for services and finance costs of $17,749,384 and $1,506,000 accounted for the vast majority of the increase.

COMMON AND PREFERRED STOCK TRANSACTIONS

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

On July 14, 2011 the Company issued 2,400,000,000 shares to its president for services valued at $16,560,000.

On July 26, 2011 the Company issued 200,000,000 shares of common stock for a debt reduction $76,750.

On September 29, 2011 the Company issued 131,281,841 common shares valued at market for services equaling $39,384.

.

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

No Trading Market

There is currently no market for our common stock.  As the registration statement is now effective, we intend to solicit a registered broker/dealer to apply with FINRA to have our common stock quoted on the OTCBB Bulletin Board (OTCBB). We cannot assure that FINRA will approve the application or that a market for our common stock will develop or maintained.  If not, your investment might be illiqu

ITEM 4. CONTROLS AND PROCEDURES

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

.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2011 there were sales of registered securities enumerated under common stock

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

PEGASUS TEL, INC.

	By:	Anthony Diabase
Date: November 15,2011	Anthony Diabase
President, Director, Chief Executive Officer
(Principal Executive Officer)

By:	Anthony diabas
Date: November 15, 2011	Anthony Diabase Secretary, Director, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT 31.1

SECTION 302 CERTIFICATIONS

I, Anthony Diabase, certify that:

1.           I have reviewed this Quarterly Report on Form 10-Q for the nine months ended September 30, 2010 of Pegasus Tel. Inc.;

2.           Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.;

3.           Based on my knowledge, the financial statements, and other financial information included in this  report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a)      designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)      designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)      evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

d)      disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over the financial

5.           I have disclosed, based on my most recent evaluation of internal control over financial reporting to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a)      all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: November 15 2011	Anthony Diabase
Name: Anthony Diabase Title: President, Chief Executive Officer, and (Principal Executive Officer)

EXHIBIT 31.2

SECTION 302 CERTIFICATIONS

I, Anthony Diabase certify that:

1.           I have reviewed this Quarterly Report on Form 10-Q for the nine months ended September 30, 2010 of Pegasus Tel. Inc.;

2.           Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.;

3.           Based on my knowledge, the financial statements, and other financial information included in this  report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a)      designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)      designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)      evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

d)      disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over the financial

5.           I have disclosed, based on my most recent evaluation of internal control over financial reporting to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a)      all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: November 15, 2011	Anthony Diabase
Name: Anthony Diabase Title: Secretary, Chief Financial Officer, and (Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pegasus Tel. Inc. (the "Company") on Form 10-Q for the nine months ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Carl E. Worboys, President and Chief Executive Officer, of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)           The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 15, 2011	Anthony Diabase
Name: Anthony Dibase Title: President, Chief Executive Officer (Principal Executive Officer)

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pegasus Tel. Inc. (the "Company") on Form 10-Q for the nine months ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph C. Passalaqua, Secretary and Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)           The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 15, 2011	Anthony Diabase
Name: Diabase Title: Secretary, Chief Financial Officer (Principal Financial Officer)