Form 10-Q/A
period 2011-09-30
Pegasus Tel, Inc
filed 2011-11-29
CIK 1377469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

[   ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File Number: 333-162516

CIK Number: 0001377469

_______________________________________________

PEGASUS TEL, INC.

 (Exact name of small business issuer as specified in its charter)

Delaware	41-2039686
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6315 Presidential Court Fort Myers, FL	33919
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code:

Issuer’s telephone number:   (877) 233-9492

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

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
					Since
					February 19,
					2002
	For the Three Months Ended	For the Nine Months Ended	Inception of	Inception of
	September 30,	September 30,	Development	Development
	2011	2010	2011	2010	Stage
Revenues	$993	$1,159	$2,783	$3,478	$72,544
Costs of Services	(773)	(885)	(2,378)	(2,680)	(68,363)

Gross Margin	220	274	405	798	4,181

Expenses
Accounting	12,147	3,988	31,649	1,803	117,243
Stock for Services	16,599,384	-	17,749,384	-	17,479,384
Related Party Bookkeeping	-	800	2,600	2,600	20,327
General and Administrative	5,709	205	8,574	5,253	51,981
Legal	2,500	-	25,598	16,500	110,388
Finance Charge	1,180,000	-	1,506,000	-	1,506,000
Operating Expenses	17,799,740	4,993	19,053,055	26,156	19,285,323

Operating Income (Loss)	(17,799,520)	(4,719)	(19,052,650)	(25,358)	(19,281,142)

Other Income (Expense)
Interest, Net	(7,494)	(4,771)	(20,545)	(13,804)	(60,031)

Net Loss Before Taxes	(17,807,014)	(9,490)	(19,073,195)	(39,162)	(19,341,173)

Income and Franchise Tax	-	-	(481)	(648)	(2,765)

Net Loss	$(17,807,014)	$(9,490)	$(19,073,676)	$(39,810)	$(260,680)

Loss per Share, Basic &
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	2,251,331,214	20,215,136	774,722,693	20,215,136

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

FORWARD LOOKING STATEMENTS

This Form 10-Q/A contains forward-looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may," "will," "expect," "anticipate," "estimate," "continue," or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this registration statement provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-Q/A could have a material adverse effect on our business, operating results and financial condition.

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

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $19,026,899, from $26,156 for the nine months ended September 30, 2010 to $19,053,055 for the nine months ended September 30, 2011 Stock for services and finance costs of $17,749,384 and $1,506,000 accounted for the vast majority of the increase.

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

PEGASUS TEL, INC.

	By:	Anthony DiBiase
Date: November 15,2011	Anthony DiBiase
President, Director, Chief Executive Officer
(Principal Executive Officer)

By:	Anthony DiBiase
Date: November 15, 2011	Anthony DiBiase Secretary, Director, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)