Form 10-K
period 2011-12-31
PEGASUS TEL, INC.
filed 2012-05-04
CIK 1377469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
Commission file number 333-167451

PEGASUS TEL, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-2039686
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Corporate Drive, Suite 234
Shelton, CT	06484
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code (203) 404-0450

(Former Name or Former Address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
[  ] Yes                      [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[  ] Yes                      [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]                                                                                                           Accelerated filer  [  ]

Non-accelerated filer   [  ] (Do not check if a smaller reporting company)                           Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]  No  [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  [  ]  No  [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  3,510,496,677 as of May 4, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None

PEGASUS TEL, INC.

FORM 10-K

Table of Content

PART I

ITEM 1.      BUSINESS

FORWARD-LOOKING STATEMENTS; This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, Pegasus Tel, Inc., (the “Company” or “Pegasus”), may from time to time make oral forward-looking statements. Actual results are uncertain and may be impacted by many factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include without imitation; cycles of customer orders, general economic and competitive conditions and changing customer trends, technological advances and the number and timing of new product introductions, shipments of products and components from foreign suppliers, and changes in the mix of products ordered by customers. As a result, the actual results may differ materially from those projected in the forward-looking statements.

    Because of these and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

History

    The Company was incorporated under the laws of the State of Delaware on February 19, 2002 to enter into the telecommunication business.

    On March 28, 2002, American Industries, Inc. and the Company entered into an agreement with Pegasus Communications, Inc., a New York corporation, to acquire 100% of the outstanding shares of Pegasus Communications, Inc. in exchange for 72,721,966 shares of common stock of American Industries, Inc.  The Company continued as the surviving corporation and Pegasus Communications, Inc. was merged out of existence.

    On September 21, 2006, the Company filed Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware increasing its authorized capital to 110,000,000 shares, of which 100,000,000 shares were designated as Common Stock, par value $0.0001 per share, and the remaining 10,000,000 as Preferred Stock, par value $0.0001 per share.  The designations and the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualifications, and terms and conditions of redemption of such shares shall be determined by the Board of Directors from time to time, without stockholder approval.

    On May 7, 2007, the Company filed a Registration Statement on Form 10-SB (File No.: 0-52628), or the Registration Statement, with the U.S. Securities and Exchange Commission (the "SEC") to register the Company's common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Registration Statement went effective on July 6, 2007 through the operation of law 60 days after its initial filing. On March 23, 2009, we filed with the SEC a Form 15 to deregister our common stock under Section 12(g) of the Exchange Act and to terminate our status as a reporting company under the Exchange Act.

    On May 15, 2007, the Company filed an Amended Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate a forward stock split 5,100 to 1.  This change is retro-active and therefore changes the 1,000 shares of common stock issued on December 31, 2003 to 5,100,000 shares of common stock.  The par value remained at $.0001 per share.

    On August 5, 2008, the Company filed a Certificate of Designations, Powers, Preferences and Rights (the “August 2008 Certificate of Designation”) with the Secretary of State of the State of Delaware thereby designating 2,000,000 shares of preferred stock as Series A Convertible Preferred Stock, $0.0001 (the “Series A Preferred Stock”).  The Certificate of Incorporation of the Company authorizes the designation and issuance of an aggregate of ten million (10,000,000) shares of preferred stock in one or more series with all rights and privileges determined by the Board of Directors of the Company.  Prior to the filing of the August 2008 Certificate of Designation, there were no shares of preferred stock designated or issued. Pursuant to the Certificate of Designation, each share of Series A Preferred Stock may be converted at any time by the Company or the holders thereof into ten (10) fully-paid and non-assessable shares of the Company's Common Stock.

Table of Content

    On August 15, 2008, the Company issued an aggregate of 1,800,000 shares of Series A Preferred Stock to an aggregate of 17 individuals pursuant to a Securities Purchase Agreement for $0.0001per share of Series A Preferred Stock.  The Company issued the Series A Preferred Stock pursuant to an exemption under Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities.  The shares of Series A Preferred Stock were “restricted securities” (as such term is defined in the Securities Act).

    On August 18, 2008, Sino Gas International Holdings, Inc., a Utah corporation, or Sino, (OTCBB: SGAS), our former parent company, distributed to its stockholders of record as of August 15, 2008, 100% of the issued and outstanding common stock of Pegasus.  The ratio of distribution was one (1) share of common stock of our Company for every twelve (12) shares of  common stock of Sino (1:12).  Fractional shares were rounded up to the nearest whole-number.  An aggregate of 2,215,136 shares of our Company's common stock were issued pursuant to the distribution to an aggregate of 167 Sino stockholders. The Company's common stock issued were and remain “restricted securities” (as defined in Rule 144 of the Securities Act of 1933, as amended).

    On August 18, 2008 and pursuant to the August 2008 Certificate of Designation, the Company converted an aggregate of 1,800,000 shares of Series A Preferred Stock into an aggregate of 18,000,000 shares of the Company's common stock.  The Company issued the common stock pursuant to Section 3(a)(9) of the Securities Act due to the fact that the securities were exchanged upon conversion of the Series A Preferred Stock held by existing security holders and there was no commission or other remuneration paid or given directly or indirectly for soliciting such exchange.

    On March 23, 2009, the Company filed a Form 15 (File No. 000-52628) with the SEC pursuant to which the Company de-registered its class of Common Stock under the Securities Exchange Act of 1934, as amended.

    On October 15, 2009, the Company filed a Form S-1 Registration Statement with the SEC and on December 28, 2009 the Company’s Registration Statement went effective.

    On February 8, 2011, the Company signed and filed on February 10, 2011 a Certificate of Designations, Powers, Preferences and Rights (the “February 2011 Certificate of Designation”) with the Secretary of State of the State of Delaware thereby cancelled the 2,000,000 Series A Preferred Stock and designated 10,000,000 shares of preferred stock as Series B Convertible Preferred Stock, $0.0001 (the “Series B Preferred Stock”).  The Certificate of Incorporation of the Company authorizes the designation and issuance of an aggregate of ten million (10,000,000) shares of preferred stock in one or more series with all rights and privileges determined by the Board of Directors of Pegasus.  Prior to the filing of the February 2011 Certificate of Designation, there were 2,000,000 shares of preferred stock designated or issued which were herby cancelled. Pursuant to the February 2011 Certificate of Designation, each share of Series B Preferred Stock may be converted at any time by Pegasus or the holders thereof into 1.49025 post-reverse fully-paid and non-assessable shares of the Company's Common Stock.

    On June 13, 2011, the Company signed and filed an Amendment to Certificate of Designations, Powers, Preferences and Rights (the “Amended Certificate of Designation”) with the Secretary of State of the State of Delaware thereby and designating 7,000,000 shares of preferred stock as Series B Convertible Preferred Stock, $0.0001 (the “Amended Series B Preferred Stock”).  The Certificate of Incorporation of the Company authorizes the designation and issuance of an aggregate of ten million (10,000,000) shares of preferred stock in one or more series with all rights and privileges determined by the Board of Directors of Pegasus.  Prior to the filing of the Certificate of Designation, there were 10,000,000 shares of Series B Preferred Stock designated or issued which were herby amended. Pursuant to the Amended Certificate of Designation, each share of Amended Series B Preferred Stock may be converted at any time by Pegasus or the holders thereof into 1,711.156 post-reverse fully-paid and non-assessable shares of the Company's Common Stock.

Table of Content

    On June 13, 2011, the Company signed and filed a Certificate of Designations, Powers, Preferences and Rights (the “ June 2011 Certificate of Designation”) with the Secretary of State of the State of Delaware thereby and designating 1,000,000 shares of preferred stock as Series C Convertible Preferred Stock, $0.0001 (the “Series C Preferred Stock”).  The Certificate of Incorporation of the Company authorizes the designation and issuance of an aggregate of ten million (10,000,000) shares of preferred stock in one or more series with all rights and privileges determined by the Board of Directors of Pegasus.  Prior to the filing of the Certificate of Designation, there were 7,000,000 shares of Amended Series B Preferred Stock designated or issued. Pursuant to the June 2011 Certificate of Designation, each share of Amended Series C Preferred Stock may be converted at any time by Pegasus or the holders thereof into one (1) fully-paid and non-assessable shares of the Company's Common Stock and the voting rights of three hundred fifty (350) shares.

    On June 6, 2011, the Company entered into a Asset Purchas Agreement (the "Purchase Agreement") which was superseded on July 14, 2011 (the "Amended Purchase Agreement") with Encounter Technologies, Inc., a Colorado Corporation trading publicly on the Over-the-Counter under the symbol ENTI.PK ("Encounter").  Pursuant to the Amended Purchase Agreement, Pegasus acquired all of Encounter’s rights, title, and interest in and to certain assets and liabilities of Encounter relating to MusicMatrix.com (“MusicMatrix.com”) in consideration of 6,995,206 shares of the Company's Amended Series B Preferred Stock.

    On June 30, 2011, the Company signed and filed an July 5, 2011 Amended Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the authorized to twenty billion (20,000,000,000) of which nineteen billion nine hundred ninety million (19,990,000,000) shall be designated as common shares and ten million (10,000,000) shall be designated as preferred shares.  The par value remained at $.0001 per share.

    On September 26, 2011, the Company signed and filed on September 29, 2011 an Amended Certificate of Incorporation with the Secretary of State of the State of Delaware to declare a four (4%) percent forward stock split for shareholders of record on September 28, 2011.  The forward split was never approved by the Financial Industry Regulatory Authority ("FINRA") and was cancelled by the Company on April 9, 2012.

    On March 12, 2012, the Company signed and filed on March 15, 2012 an Amendment to Certificate of Designations, Powers, Preferences and Rights (the “March 2012 Amended Certificate of Designation”) with the Secretary of State of the State of Delaware thereby and designating 1,000,000 shares of preferred stock as Series C Convertible Preferred Stock, $0.0001 (the “Amended Series C Preferred Stock”).  The Certificate of Incorporation of the Company authorizes the designation and issuance of an aggregate of ten million (10,000,000) shares of preferred stock in one or more series with all rights and privileges determined by the Board of Directors of Pegasus.  Prior to the filing of the Certificate of Designation, there were 7,000,000 shares of Amended Series B Preferred Stock designated or issued and 1,000,000 shares of Series C Preferred Stock designated or issued. Pursuant to the March 2012 Amended Certificate of Designation, each share of Amended Series C Preferred Stock may be converted at any time by Pegasus or the holders thereof into one (1) fully-paid and non-assessable shares of the Company's Common Stock and the voting rights of twenty thousand (20,000) shares.

    On March 12, 2012 the Company issued an aggregate of 1,000,000 shares of Amended Series C Preferred Stock to Total-Invest International B.V., a Dutch limited liability company  ("Total-Invest") pursuant to a Securities Purchase Agreement for $0.0001per share of Series C Preferred Stock.  The Company issued the Series C Preferred Stock pursuant to an exemption under Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities.  The shares of Series C Preferred Stock were “restricted securities” (as such term is defined in the Securities Act).

    On March 21, 2012, the Company entered into a Rescission Agreement with Encounter.  The Company and Encounter canceled and rescinded the Purchase Agreement and the Amended Purchase Agreement and declared them to be null and void, ab initio, for all purposes, including, without limitation, for tax purposes.  In addition the Company and Encounter agreed that the 6,995,206 shares of the Company's Amended Series B Preferred Stock issued in connection with the Amended Purchase Agreement were cancelled by the Company in accordance with Section 3 of the Amended Certificate of Designation.  As a result of the rescissions and cancellations MusicMatrix.com was returned to Encounter and each party was in the same position it was in immediately prior to the consummation of the Amended Purchase Agreement.

Table of Content

    On March 21, 2012, the Company signed and filed on March 26, 2011 in accordance with the Rescission Agreement with Encounter, a Certificate of Elimination of Designations, Powers, Preferences and Rights (the “Certificate of Elimination”) with the Secretary of State of the State of Delaware thereby eliminating the 7,000,000,000 Amended Series B Convertible Preferred Stock,   The Certificate of Incorporation of the Company authorizes the designation and issuance of an aggregate of ten million (10,000,000) shares of preferred stock in one or more series with all rights and privileges determined by the Board of Directors of Pegasus.  Prior to the filing of the Certificate of Elimination, there were 7,000,000 shares of Amended Series B Preferred Stock designated or issued and 1,000,000 shares of Series C Preferred Stock designated or issued.

    On March 21, 2012, the Company signed and filed on March 26, 2012 a Certificate of Designations, Powers, Preferences and Rights (the “ March 2012 Certificate of Designation”) with the Secretary of State of the State of Delaware thereby and designating 3,000,000 shares of preferred stock as Series D Convertible Preferred Stock, $0.0001 (the “Series D Preferred Stock”).  The Certificate of Incorporation of the Company authorizes the designation and issuance of an aggregate of ten million (10,000,000) shares of preferred stock in one or more series with all rights and privileges determined by the Board of Directors of Pegasus.  Prior to the filing of the Certificate of Designation, there were1,000,000 shares of Amended Series C Preferred Stock designated or issued. Pursuant to the March 2012 Certificate of Designation, each share of Amended Series D Preferred Stock may be converted at any time by Pegasus or the holders thereof into twenty thousand (20,000) fully-paid and non-assessable shares of the Company's Common Stock and have no voting rights.

    On March 21, 2012, the Company acquired Blue Bull Ventures B.V., a Dutch limited liability company that provides venture capital from European private equity and institutional investors as well as advisory and management resources to emerging companies throughout the world, primarily in Europe, including providing financial advice and resources on mergers, acquisitions, restructuring, financing and capital raising from Total-Invest for 2,436,453 Series D Preferred Stock of the Company.

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

Services and Products

    We own, operate and manage privately owned public payphones in the County of Delaware, State of New York. As of December 31, 2011, we owned, operated, and managed 11 payphones.  The Company does not have any long-term agreements with the customers of these payphones and they may terminate our license to operate at will.  We may pay site owners a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include, but are not limited to, retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. In the alternative, our agreement with business owners may be to provide the telecommunications services without the payment of any commissions.

    The Company on March 21, 2012 acquired Blue Bull Ventures B.V., a Dutch limited liability company that provides venture capital from European private equity and institutional investors.  In addition, Blue Bull provides advisory and management resources to emerging companies throughout the world, primarily in Europe, including providing financial advice and resources on mergers, acquisitions, restructuring, financing and capital raising.  The Company long term strategic plan is to expand this operation both in Europe and the United States.

Table of Content

The chart below describes the specific location of each of our 11 payphones respectively and the amount of revenue generated by each payphone for the audited fiscal years ended December 31, 2011.

No.:	Location	2011
1	Andes Hotel 110 Main St., Andes, NY 13731	$198
2	Andes Public Booth 21 Main St., Andes, NY 13731	$43
3	Margaretville Central School 415 Main St., Margaretville, NY 12455	$191
4	Margaretville Memorial Hospital 42084 State Hwy. 28, Margaretville, NY 12455 (downstairs)	$103
5	Margaretville Memorial Hospital 42084 State Hwy. 28, Margaretville, NY 12455 (upstairs)	$102
6	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (1 st Floor)	$590
7	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (2 nd Floor)	$590
8	Mountainside Residential Care 42158 State Hwy. 28, Margaretville, NY 12455 (3 rd Floor)	$590
9	Town of Middletown 42339 State Hwy. 28, Margaretville, NY 12455	$624
10	Hess Mart 42598 State Hwy. 28, Margaretville, NY 12455	$848
11	Arkville Country Store 43525 State Hwy. 28, Arkville, NY 12406	$20

	Total Revenues	$3,899

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

Table of Content

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

Table of Content

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

Table of Content

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

Employees

    The company does not have any employees.  Jerry Gruenbaum is our Chief Executive Officer, President, Secretary and Director and Nathan Lapkin is our Chief Financial Officer.  Besides its officers, management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any other full-time employees until absolutely necessary for the operations of the Company. The need for employees and their availability will be addressed in connection with the scope and requirements of the operations of the Company.

Trading market

    Our common stock is quoted on the OTC Electronic Bulletin Board (OTCBB) under the symbol PTEL.

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

    At December 31, 2011, we had $285 in cash on hand and an accumulated deficit of $(19,539,847), causing our auditors to express their doubt as to our ability to continue as a going concern. We anticipate incurring losses in the near future.  We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

Table of Content

Our history of losses is expected to continue and will need to obtain additional capital financing in the future.

    We have a history of losses and expect to generate losses until such a time when we can become profitable in the collection of payphone service fees.

    As of December 31, 2011, we had $285 in cash and cash equivalents on hand and an accumulated deficit of $(19,539,847).

    As of December 31, 2011, the Company had Related Party Accounts Payable in the amount of $15,542 due to Lyboldt-Daly, Inc. for Bookkeeping expenses.  Joseph Passalaqua (a former officer and director of the company) is President and Sole Director of Lyboldt-Daly, Inc.

    As of December 31, 2011, the Company owed $15,912 in Related Party Notes Payable.  These notes are owed to Shareholders of the Company, Joseph C. Passalaqua, Mary Passalaqua, and Cobalt Blue of which Mary Passalaqua is President.  These notes are accruing simple interest of 10%, 15% and 18% annually. As of December 31, 2011, the Company owed a total principle balance of $15,912 related to these notes and had accrued $46,162 in simple interest.

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

    We will need additional funding which may not be available when needed. We estimate that we will need $75,000 to continue our operations for the next 12 months.  If we are able to raise additional funds and by issuing equity securities, you may experience significant dilution of your ownership interest and holders of these securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions. In this case, the value of your investment could be reduced.

Table of Content

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

We are highly dependent on our two executive officers, Jerry Gruenbaum and Nathan Lapkin. The loss of either of them would have a material adverse affect on our business and prospects.

    We currently have only two executive officers, Jerry Gruenbaum  and Nathan Lapkin. Jerry Gruenbaum serves as our Chief Executive Officer, President and Director, and Nathan Lapkin serves as our Chief Financial Officer. The loss of either executive officer could have a material adverse effect on our business and prospects.

Table of Content

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

Table of Content

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

    If our directors or officers become exposed to liabilities invoking the indemnification provisions, we could be exposed to additional none reimbursable costs, including legal fees. Our articles of incorporation and bylaws provide that our directors and officers will not be liable to us or to any shareholder and will be indemnified and held harmless for any consequences of any act or omission by the directors and officers unless the act or omission constitutes gross negligence or willful misconduct. Extended or protracted litigation could have a material adverse effect on our cash flow.

We are subject to SEC regulations relating to “penny stock” and the market for our common stock could be adversely affected.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

    As a smaller reporting company, we are not required to include disclosure under this item.

Table of Content

ITEM 2.      PROPERTIES

    At the present time we do not own or lease any real property.  Our operations are conducted out of Jerry Gruenbaum’s law office, located at Two Corporate Drive, Suite 234, Shelton, Connecticut 06484.  Jerry Gruenbaum provides us this office space free of charge.

ITEM 3.      LEGAL PROCEEDINGS

    Not Applicable. We are not a party to any legal proceedings nor are we aware of any investigation, claim or demand made on the company that may reasonably result in any legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .

    On June 30, 2011, the Company with the approval of a majority of the shareholders, filed Amended Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the authorized to twenty billion (20,000,000,000) of which nineteen billion nine hundred ninety million (19,990,000,000) shall be designated as common shares and ten million (10,000,000) shall be designated as preferred shares.  The par value remained at $.0001 per share.

    On September 26, 2011, the Company with the approval of a majority of the shareholders, filed  Amended Certificate of Incorporation with the Secretary of State of the State of Delaware to declare a four (4%) percent forward stock split for shareholders of record on September 28, 2011.  The forward split was never approved by the Financial Industry Regulatory Authority ("FINRA") and was cancelled by a majority of the shareholders on April 9, 2012.

Table of Content
PART II.

ITEM 5.      MARKET FOR REGISTRANTS RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market Information.

Our common stock is quoted on the OTC Electronic Bulletin Board.  We obtained our trading symbol which is PTEL.OB and the right to trade on June 15, 2010.  For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	HIGH		LOW

FISCAL YEAR ENDED DECEMBER 31, 2010

First Quarter	$	n/a	$	n/a
Second Quarter	$	n/a	$	n/a
Third Quarter		$0.00		$0.00
Fourth Quarter		$0.00		$0.00

FISCAL YEAR ENDED DECEMBER 31, 2011

First Quarter		$0.25		$0.25
Second Quarter		$2.00		$0.01
Third Quarter		$0.01		$0.01
Fourth Quarter		$0.01		$0.01

FISCAL YEAR ENDING DECEMBER 31, 2012

First Quarter		$0.01		$0.01

(b)	Holders.

        As of May 4, 2011 there were approxmately 228 record holders of 3,510,496,677 shares of the Company's common stock.  The closing price for the Company's common stock on May 4, 2011, was $0.001 per share.

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

Table of Content

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

        We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

(e)	Recent Sales of Unregistered Securities.

   On June 6, 2011, the Company entered into a Asset Purchas Agreement (the "Purchase Agreement") which was superseded on July 14, 2011 (the "Amended Purchase Agreement") with Encounter Technologies, Inc., a Colorado Corporation trading publicly on the Over-the-Counter under the symbol ENTI.PK ("Encounter").  Pursuant to the Amended Purchase Agreement, Pegasus acquired all of Encounter’s rights, title, and interest in and to certain assets and liabilities of Encounter relating to MusicMatrix.com (“MusicMatrix.com”) in consideration of 6,995,206 shares of the Company's Amended Series B Preferred Stock.

    On March 12, 2012 the Company issued an aggregate of 1,000,000 shares of Amended Series C Preferred Stock to Total-Invest International B.V., a Dutch limited liability company  ("Total-Invest") pursuant to a Securities Purchase Agreement for $0.0001per share of Series C Preferred Stock.  The Company issued the Series C Preferred Stock pursuant to an exemption under Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities.  The shares of Series C Preferred Stock were “restricted securities” (as such term is defined in the Securities Act).

    On March 21, 2012, the Company entered into a Rescission Agreement with Encounter.  The Company and Encounter canceled and rescinded the Purchase Agreement and the Amended Purchase Agreement and declared them to be null and void, ab initio, for all purposes, including, without limitation, for tax purposes.  In addition the Company and Encounter agreed that the 6,995,206 shares of the Company's Amended Series B Preferred Stock issued in connection with the Amended Purchase Agreement were cancelled by the Company in accordance with Section 3 of the Amended Certificate of Designation.

      On March 21, 2012, the Company acquired Blue Bull Ventures B.V., a Dutch limited liability company that provides venture capital from European private equity and institutional investors as well as advisory and management resources to emerging companies throughout the world, primarily in Europe, including providing financial advice and resources on mergers, acquisitions, restructuring, financing and capital raising from Total-Invest for 2,436,453 Series D Preferred Stock of the Company.

(f)	Transfer Agent

    The Company's transfer agent and registrar of the common stock is:

ACTION STOCK TRANSFER COMPANY
2469 E. Fort Union Blvd., Suite 214
Salt Lake City, Utah 84191
Phone: (801) 274-1088
Fax: (801) 274-1099

    On March 23, 2012, the Company terminated its stock transfer services with Pacific Stock Transfer Company, its previous transfer agent and appointed Action Stock Transfer Corp. as its new transfer agent.

Table of Content

ITEM 6.      SELECTED FINANCIAL DATA .

    The table below summarizes our audited balance sheet at December 31, 2011 compared to December 31, 2010 and statement of operations for the fiscal year ended December 31, 2011 compared to December 31, 2010.

	At December 31,
	2011 (Audited)	2010 (Audited)
Balance Sheet:
Cash	$285	$289
Total Assets	$672	$507
Total Liabilities	$143,271	$212,905
Total Stockholders’ Equity (Deficit)	$(142,599)	$(212,398)

	For the Fiscal Year Ended December 31,
	2011 (Audited)	2010 (Audited)
Statement of Operations :
Revenue	$3,899	$4,544
Net Loss	$(19,269,585)	$(49,392)
Net Loss Per Share of Common Stock	--	--

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

ORGANIZTION AND BASIS OF PRESENTATION

    The following discussion and analysis is based on the audited financial statements for the years ended December 31, 2011 and 2010 of Pegasus Tel, Inc., a Delaware corporation  (“Pegasus” the “Company,” “our,” or “we”). All significant inter-company amounts have been eliminated. In the opinion of management, the audited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessary indicative of results to be expected for the entire year.

Table of Content

    We prepare our financial statements in accordance with generally accepted accounting principles (GAAP), which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

    Certain of the statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. We have limited assets of $672 as of December 31, 2011.  In 2011 the assets consisted of cash held in the bank account and accounts receivable from customers that purchased payphone services.

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

Revenue Recognition Policies

    The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. As of the year ended December 31, 2011 and December 31, 2010, there was no deferred revenue. The Company derives its primary revenue from the sources described below, which includes dial-around revenues, operator service revenue, coin collections, telephone equipment repairs, and sales. Other revenue generated by the company includes sales commissions.

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

Table of Content

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

SERVICES AND PRODUCTS

    We own, operate and manage privately owned public payphones in the County of Delaware, State of New York. As of December 31, 2011, we owned, operated and managed 11 payphones. We may pay site owners a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include, but are not limited to, retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. In the alternative, our agreement with business owners may be to provide the telecommunications services without the payment of any commissions.

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

    If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2010 and 2011, and the losses are projected to continue in 2012. Our net losses were $(49,392) and $(19,269,585) through the fiscal years ended 2010 and 2011, respectively. We have a cumulative net loss from February 19, 2002 (Date of Inception) to December 31, 2011 of $(19,539,847). We have been concentrating on the development of our products, services and business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

Table of Content

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

GOING CONCERN QUALIFICATION

    In their Independent Auditor's Report for the fiscal years ending December 31, 2011 and 2010, Robison, Hill & Co. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”   At December 31, 2011, we had $285 cash on hand and $387 in accounts receivable. We have incurred a deficit of $(19,539,847) from our inception to December 31, 2011. See “Liquidity and Capital resources.”

THE FISCAL YEAR ENDED DECEMBER 31, 2011, COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2010.

REVENUES

    Our total revenue decreased by $645, from $4,544 for the year ended December 31, 2010 to $3,899 for the year ended December 31, 2011. This decrease was primarily due to a decline in payphone customers and a lower volume of calls. We foresee revenues decreasing further in light of the growing trend of cell phone use. We anticipate remedying this situation by strategically placing payphones in key areas, especially where cell phone reception is not reliable.  Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue decreased for the year ended December 31, 2011 primarily due to a decline in payphone customers that made operator assisted calls and a lower volume of total calls. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

    Our local service revenue which is comprised primarily of service for payphone customers was $2,160 for both of the years ended December 31, 2010 and December 31, 2011, respectively. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of December 31, 2011 two customers made up the local service revenue:

    Mountainside Residential Care Center, Lake Katrine, New York
    Town of Middletown, Margaretville, New York

    On March 12, 2012 we acquired Blue Bull Ventures B.V., a Dutch corporation from our control shareholder Total-Invest International B.V. which provides venture capital from European private equity and institutional investors to emerging companies throughout the world.  We anticipate this area of our business to grow and generate revenues for us in fiscal year 2012.

COST OF SERVICES

    Our overall cost of services decreased by $452, from $3,567 for the year ended December 31, 2010, to $3,115 for the year ended December 31, 2011.  The principal costs related to the ongoing operation of our payphones include telecommunication costs, commissions and depreciation. Telecommunication costs consist of payments made by us to local exchange carriers and long distance carriers for access to and use of their telecommunications networks and service and maintenance costs. Commission expense represents payments to owners or operators of the premises at which a payphone is located and APCC commission fees related to Dial Around processing. There was no Depreciation expense in 2011 or 2010. As of December 31, 2011 and December 31, 2010, the payphone equipment was fully depreciated.

Table of Content

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

OPERATION AND ADMINISTATIVE EXPENSES

    Operating expenses increased by $17,525,452, from $30,705 for the year ended December 31, 2010 to $17,556,157 for the year ended December 31, 2011. Stock for Services increased from $0 for fiscal year ended December 31, 2010 to $17,479,384 for fiscal year ended December 31, 2011.  The increase was due to issuing 8,000,000 common shares on April 6, 2011 valued at $0.08 per share, 40,000,000 common shares on June 10, 2011 valued at $0.006 per share and 2,400,000,000 common shares on July 14, 2011 valued at $0.0069 per share to Anthony DiBiase, the Company's president at that time for services rendered to the Company. Professional fees increased from $20,510 for the fiscal year ended December 31, 2010 to $66,567 for the fiscal year ended December 31, 2011.  Professional fees include fees the Company pays for accountants, bookkeepers and attorneys throughout the year for performing various tasks. This increase was primarily due to increase in legal fees from $0 for fiscal year ended December 31, 2010 to $33,098 for fiscal year ended December 31, 2011 and an increase in accounting fees from $20,510 for fiscal year ended December 31, 2010 to $33,469 for fiscal year ended December 31, 2011. General and Administrative expenses (G&A) increased by $2,261 in the fiscal year ended December 31, 2011.  Outside Services expenses decreased by $2,250 in the fiscal year ended December 31, 2011.  Our expenses to date are largely due to issuance of stock for services and to a lesser extent professional fees that include accounting, bookkeeping and legal fees.

LIQUIDITY AND CAPITAL RESOURCES

    In their 2011 audit report, our auditors have expressed their doubt as to our ability to continue as a going concern.  Our primary source of liquidity has been from borrowing funds from certain executive officers and principal stockholders related to certain of our executive officers. As of December 31, 2011 and 2010, we had $285 and $289 in cash and cash equivalents respectively. Our net loss for years ended December 31, 2011 and 2010 were $(49,392) and $(19,269,585) respectively.  Our accounts receivable for the years ended December 31, 2011 and 2010 were $387 and $218, respectively.  The accumulated deficit as of December 31, 2010 was $ (19,539,847).

    As of December 31, 2011, the Company owed $15,766 in Related Party Accounts Payable. As of December 31, 2011 this balance includes $15,542 due to Lyboldt-Daly Inc. for bookkeeping expenses (of which Joseph C. Passalaqua, our former officer and director is President and Sole Director).  These amounts are non-interest bearing.

    As of December 31, 2011, the Company owed $15,912 in Related Party Notes Payable.  These notes are owed to Cobalt Blue LLC, of which Mary Passalaqua, the wife of Joseph C. Passalaqua, our former officer and director is the President.  These notes are accruing simple interest between 10%, 15% and 18% annually. As of December 31, 2011, the Company owed a total principle balance of $15,912 related to these notes and had accrued $46,162 in simple interest.

    Net cash used in operating activities was $49,239 during the twelve-month period ended December 31, 2011, mainly representative of the net loss incurred during 2011. This compares to net cash used in operating activities of $71,890 during the twelve-month period ended December 31, 2010.

 Table of Content

    Net cash provided by investing activities was $0 during twelve-month period ended December 31, 2011.  This compares to net cash provided by investing activities of $0 for the twelve-month period ended December 31, 2010.

    Net cash provided by financial activities was $49,235 during twelve-month period ended December 30, 2011, representing the proceeds from related party notes in the amount of $49,235. This compares to net cash provided by financing activities of $72,140 during the twelve-month period ended December 31, 2010 due to proceeds from related party notes of $72,585 of which $445 was repaid in 2010.

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

COMMON STOCK

    Our board of directors is authorized to issue 20,000,000,000 shares of Common stock, with a par value of $0.0001. There are an aggregate of 3,510,496,677 shares of Common Stock issued and outstanding, which are held by 228 stockholders as of the date of this Annual Report.  All shares of our common stock have one vote per share on all matters, including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred stockholders, if any. The holders of our common stock are entitled to equal dividends and distributions per share with respect to the Common Stock when, as and if, declared by the board of directors from funds legally available.

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

Convertible Securities

    On March 12, 2012, the Company issued an aggregate of 1,000,000 shares of Amended Series C Preferred Stock to Total-Invest pursuant to a Securiities Purchase Agreement.  Each share of Amended Series C Preferred Stock may be converted at any time by Pegasus or the holders thereof into one (1) fully-paid and non-assessable shares of the Company's Common Stock and the voting rights of twenty thousand (20,000) shares.  On March 21, 2012, the Company issued an aggregate of 2,436,453 Series D Preferred Stock to Total-Invest for the acquisition of Blue Bull Ventures B.V., a Dutch limited liability company pursuant to an Acquisition Agreement.  Each share of Amended Series D Preferred Stock may be converted at any time by the Company or the holders thereof into twenty thousand (20,000) fully-paid and non-assessable shares of the Company's Common Stock and have no voting rights.

 Table of Content

PREFERRED STOCK

    Our board of directors is authorized to issue 10,000,000 shares of Common stock, with a par value of $0.0001. There are an aggregate of 3,436,453 shares of Preferred Stock issued and outstanding as of the date of this Annual Report.  On March 12, 2012, the Company issued an aggregate of 1,000,000 shares of Amended Series C Preferred Stock to Total-Invest pursuant to a Securiities Purchase Agreement.  Each share of Amended Series C Preferred Stock may be converted at any time by Pegasus or the holders thereof into one (1) fully-paid and non-assessable shares of the Company's Common Stock and the voting rights of twenty thousand (20,000) shares.  On March 21, 2012, the Company issued an aggregate of 2,436,453 Series D Preferred Stock to Total-Invest for the acquisition of Blue Bull Ventures B.V., a Dutch limited liability company pursuant to an Acquisition Agreement.  Each share of Amended Series D Preferred Stock may be converted at any time by the Company or the holders thereof into twenty thousand (20,000) fully-paid and non-assessable shares of the Company's Common Stock and have no voting rights.

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

 Table of Content

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

    On February 8, 2011, the Company signed and filed on February 10, 2011 a Certificate of Designations, Powers, Preferences and Rights (the “February 2011 Certificate of Designation”) with the Secretary of State of the State of Delaware thereby cancelled the 2,000,000 Series A Preferred Stock and designated 10,000,000 shares of preferred stock as Series B Convertible Preferred Stock, $0.0001 (the “Series B Preferred Stock”).  The Certificate of Incorporation of the Company authorizes the designation and issuance of an aggregate of ten million (10,000,000) shares of preferred stock in one or more series with all rights and privileges determined by the Board of Directors of Pegasus.  Prior to the filing of the February 2011 Certificate of Designation, there were 2,000,000 shares of preferred stock designated or issued which were herby cancelled. Pursuant to the February 2011 Certificate of Designation, each share of Series B Preferred Stock may be converted at any time by Pegasus or the holders thereof into 1.49025 post-reverse fully-paid and non-assessable shares of the Company's Common Stock.

   On June 13, 2011, the Company signed and filed an Amendment to Certificate of Designations, Powers, Preferences and Rights (the “Amended Certificate of Designation”) with the Secretary of State of the State of Delaware thereby and designating 7,000,000 shares of preferred stock as Series B Convertible Preferred Stock, $0.0001 (the “Amended Series B Preferred Stock”).  The Certificate of Incorporation of the Company authorizes the designation and issuance of an aggregate of ten million (10,000,000) shares of preferred stock in one or more series with all rights and privileges determined by the Board of Directors of Pegasus.  Prior to the filing of the Certificate of Designation, there were 10,000,000 shares of Series B Preferred Stock designated or issued which were herby amended. Pursuant to the Amended Certificate of Designation, each share of Amended Series B Preferred Stock may be converted at any time by Pegasus or the holders thereof into 1,711.156 post-reverse fully-paid and non-assessable shares of the Company's Common Stock.

    On June 13, 2011, the Company signed and filed a Certificate of Designations, Powers, Preferences and Rights (the “ June 2011 Certificate of Designation”) with the Secretary of State of the State of Delaware thereby and designating 1,000,000 shares of preferred stock as Series C Convertible Preferred Stock, $0.0001 (the “Series C Preferred Stock”).  The Certificate of Incorporation of the Company authorizes the designation and issuance of an aggregate of ten million (10,000,000) shares of preferred stock in one or more series with all rights and privileges determined by the Board of Directors of Pegasus.  Prior to the filing of the Certificate of Designation, there were 7,000,000 shares of Amended Series B Preferred Stock designated or issued. Pursuant to the June 2011 Certificate of Designation, each share of Amended Series C Preferred Stock may be converted at any time by Pegasus or the holders thereof into one (1) fully-paid and non-assessable shares of the Company's Common Stock and the voting rights of three hundred fifty (350) shares.

    On June 6, 2011, the Company entered into a Asset Purchas Agreement (the "Purchase Agreement") which was superseded on July 14, 2011 (the "Amended Purchase Agreement") with Encounter Technologies, Inc., a Colorado Corporation trading publicly on the Over-the-Counter under the symbol ENTI.PK ("Encounter").  Pursuant to the Amended Purchase Agreement, Pegasus acquired all of Encounter’s rights, title, and interest in and to certain assets and liabilities of Encounter relating to MusicMatrix.com (“MusicMatrix.com”) in consideration of 6,995,206 shares of the Company's Amended Series B Preferred Stock.

 Table of Content

    On June 30, 2011, the Company signed and filed an July 5, 2011 Amended Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the authorized to twenty billion (20,000,000,000) of which nineteen billion nine hundred ninety million (19,990,000,000) shall be designated as common shares and ten million (10,000,000) shall be designated as preferred shares.  The par value remained at $.0001 per share.

    On September 26, 2011, the Company signed and filed on September 29, 2011 an Amended Certificate of Incorporation with the Secretary of State of the State of Delaware to declare a four (4%) percent forward stock split for shareholders of record on September 28, 2011.  The forward split was never approved by the Financial Industry Regulatory Authority ("FINRA") and was cancelled by the Company on April 9, 2012.

    On March 12, 2012, the Company signed and filed on March 15, 2012 an Amendment to Certificate of Designations, Powers, Preferences and Rights (the “March 2012 Amended Certificate of Designation”) with the Secretary of State of the State of Delaware thereby and designating 1,000,000 shares of preferred stock as Series C Convertible Preferred Stock, $0.0001 (the “Amended Series C Preferred Stock”).  The Certificate of Incorporation of the Company authorizes the designation and issuance of an aggregate of ten million (10,000,000) shares of preferred stock in one or more series with all rights and privileges determined by the Board of Directors of Pegasus.  Prior to the filing of the Certificate of Designation, there were 7,000,000 shares of Amended Series B Preferred Stock designated or issued and 1,000,000 shares of Series C Preferred Stock designated or issued. Pursuant to the March 2012 Amended Certificate of Designation, each share of Amended Series C Preferred Stock may be converted at any time by Pegasus or the holders thereof into one (1) fully-paid and non-assessable shares of the Company's Common Stock and the voting rights of twenty thousand (20,000) shares.

    On March 12, 2012 the Company issued an aggregate of 1,000,000 shares of Amended Series C Preferred Stock to Total-Invest International B.V., a Dutch limited liability company  ("Total-Invest") pursuant to a Securities Purchase Agreement for $0.0001per share of Series C Preferred Stock.  The Company issued the Series C Preferred Stock pursuant to an exemption under Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities.  The shares of Series C Preferred Stock were “restricted securities” (as such term is defined in the Securities Act).

    On March 21, 2012, the Company entered into a Rescission Agreement with Encounter.  The Company and Encounter canceled and rescinded the Purchase Agreement and the Amended Purchase Agreement and declared them to be null and void, ab initio, for all purposes, including, without limitation, for tax purposes.  In addition the Company and Encounter agreed that the 6,995,206 shares of the Company's Amended Series B Preferred Stock issued in connection with the Amended Purchase Agreement were cancelled by the Company in accordance with Section 3 of the Amended Certificate of Designation.  As a result of the rescissions and cancellations MusicMatrix.com was returned to Encounter and each party was in the same position it was in immediately prior to the consummation of the Amended Purchase Agreement.

    On March 21, 2012, the Company signed and filed on March 26, 2011 in accordance with the Rescission Agreement with Encounter, a Certificate of Elimination of Designations, Powers, Preferences and Rights (the “Certificate of Elimination”) with the Secretary of State of the State of Delaware thereby eliminating the 7,000,000,000 Amended Series B Convertible Preferred Stock,   The Certificate of Incorporation of the Company authorizes the designation and issuance of an aggregate of ten million (10,000,000) shares of preferred stock in one or more series with all rights and privileges determined by the Board of Directors of Pegasus.  Prior to the filing of the Certificate of Elimination, there were 7,000,000 shares of Amended Series B Preferred Stock designated or issued and 1,000,000 shares of Series C Preferred Stock designated or issued.

    On March 21, 2012, the Company signed and filed on March 26, 2012 a Certificate of Designations, Powers, Preferences and Rights (the “ March 2012 Certificate of Designation”) with the Secretary of State of the State of Delaware thereby and designating 3,000,000 shares of preferred stock as Series D Convertible Preferred Stock, $0.0001 (the “Series D Preferred Stock”).  The Certificate of Incorporation of the Company authorizes the designation and issuance of an aggregate of ten million (10,000,000) shares of preferred stock in one or more series with all rights and privileges determined by the Board of Directors of Pegasus.  Prior to the filing of the Certificate of Designation, there were1,000,000 shares of Amended Series C Preferred Stock designated or issued. Pursuant to the March 2012 Certificate of Designation, each share of Amended Series D Preferred Stock may be converted at any time by Pegasus or the holders thereof into twenty thousand (20,000) fully-paid and non-assessable shares of the Company's Common Stock and have no voting rights.

Table of Content

    On March 21, 2012, the Company acquired Blue Bull Ventures B.V., a Dutch limited liability company that provides venture capital from European private equity and institutional investors as well as advisory and management resources to emerging companies throughout the world, primarily in Europe, including providing financial advice and resources on mergers, acquisitions, restructuring, financing and capital raising from Total-Invest for 2,436,453 Series D Preferred Stock of the Company.

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

Market Price

Our common stock is quoted on the OTC Electronic Bulletin Board.  We obtained our trading symbol which is PTEL.OB and the right to trade on June 15, 2010.  There has been limited trading of our shares to date.

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

Table of Content
ITEM 8.      FINANCIAL STATEMENTS

PEGASUS TEL, INC.
(A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

DECEMBER 31, 2011 AND 2010

Table of Content

Contents	Page

Independent Registered Public Accountants’ Report	F - 1

Balance Sheets - December 31, 2011 and December 31, 2010	F - 2

Statements of Operations for the year ended December 31, 2011 and for the year ended December 31, 2010 and the cumulative period from February 19, 2002 (inception) to December 31, 2011	F - 3

Statement of Stockholders' Equity Since February 19, 2002 (inception) to December 31, 2011	F - 4

Statements of Cash Flows for year ended December 31, 2011 and for the year ended December 31, 2010 and the cumulative period from February 19, 2002 (inception) to December 31, 2011	F - 5

Notes to Financial Statements	F – 6

Audit Table of Content

ROBINSON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION

DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Pegasus Tel, Inc.

We have audited the accompanying balance sheets of Pegasus Tel, Inc. (a development stage company) as of December 31, 2011 and 2010, and the related statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2011. Pegasus Tel, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pegasus Tel, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred net losses of approximately $19,539,847, has a liquidity problem and has minimal revenues, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

_________________________
Certified Public Accountants

Salt Lake City, UT
May 4, 2012

MEMBER OF THE AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBER OF THE SEC PRACTICE SECTION and THE PRIVATE COMPANIES PRACTICE SECTION

1366 East Murray-Holladay Road, Salt Lake City, Utah 84117-5050
Telephone (801) 272-8045 Facsimile (801) 277-9942

Audit Table of Content

PEGASUS TEL, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2011	2010
Assets:
Cash and Cash Equivalents	$285	$289
Accounts Receivable	387	218

Total Current Assets	672	507

Total Assets	$672	$507

Liabilities:
Accounts Payable	$34,808	$9,258
Accounts Payable- Related Party	15,766	24,589
Accrued Interest	46,162	38,431
Related Party Notes Payable	15,912	140,627
Notes Payable	30,623	-

Total Current Liabilities	143,271	212,905

Total Liabilities	143,271	212,905

Stockholders' Equity:
Preferred Stock, Par value $0.0001, Authorized 10,000,000 shares
Issued 0 shares	-	-
Common Stock, Par value $0.0001, Authorized 19,990,000,000 shares
Issued 3,510,496,677 and 20,215,136 shares	351,050	2,022
Paid-In Capital	19,196,198	55,842
Stock Subscription Receivable	(150,000)	-
Deficit Accumulated During Development Stage	(19,539,847)	(270,262)
Total Stockholders' Equity	(142,599)	(212,398)

Total Liabilities and Stockholders' Equity	$672	$507

The accompanying notes are an integral part of these financial statements.

Audit Table of Content

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since
			February 19,
			2002
	For the Year Ended		Inception of
	December 31,		Development
	2011	2010	Stage
Revenues	$3,899	$4,544	$73,660
Costs of Services	(3,115)	(3,567)	(69,100)

Gross Margin	784	977	4,560

Expenses
Accounting	33,469	20,510	119,063
General and Administrative	8,356	6,095	51,763
Legal	33,098	-	117,888
Related Party Bookkeeping	1,850	4,100	20,327
Stock for Services	17,479,384	-	17,479,384
Operating Expenses	17,556,157	30,705	17,788,425

Operating Income (Loss)	(17,555,373)	(29,728)	(17,783,865)

Other Income (Expense)
Finance Charge	(1,706,000)	-	(1,706,000)
Interest Expense	(7,731)	(19,016)	(47,217)

Net Loss Before Taxes	(19,269,104)	(48,744)	(19,537,082)

Income and Franchise Tax	(481)	(648)	(2,765)

Net Loss	$(19,269,585)	$(49,392)	$(19,539,847)

Loss per Share, Basic &
Diluted	$(0.01)	$(0.00)

Weighted Average Shares
Outstanding	1,441,345,177	20,215,136

The accompanying notes are an integral part of these financial statements.

Audit Table of Content

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

							Deficit
							Accumulated
							Since
							February 19,
							2002	Total
						Stock	Inception of	Stockholders'
	Preferred Stock		Common Stock		Paid in	Subscription	Development	Equity
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Stage	Deficiency

Balance at February 19, 2002	-	$-	-	$-	$-	$-	$-	$-

Net Loss	-	-	-	-	-	-	(25,809)	(25,809)
Balance at December 31, 2002	-	-	-	-	-	-	(25,809)	(25,809)

December 31, 2003, Stock
Issued as Intercompany Dues	-	-	1,000	1	999	-	-	1,000
Forward Stock Split 5,100 to 1	-	-	5,099,000	509	(509)	-	-	-
Net Loss	-	-	-	-	-	-	(15,704)	(15,704)
Balance at December 31, 2003	-	-	5,100,000	510	490	-	(41,513)	(40,513)

Net Loss	-	-	-	-	-	-	(6,508)	(6,508)
Balance at December 31, 2004	-	-	5,100,000	510	490	-	(48,021)	(47,021)

Net Loss	-	-	-	-	-	-	(11,067)	(11,067)
Balance at December 31, 2005	-	-	5,100,000	510	490	-	(59,088)	(58,088)

December 31, 2006, Capital
Contributed	-	-	-	-	56,684	-	-	56,684
Net Loss	-	-	-	-	-	-	(16,596)	(16,596)
Balance at December 31, 2006	-	-	5,100,000	510	57,174	-	(75,684)	(18,000)

Net Loss	-	-	-	-	-	-	(65,711)	(65,711)
Balance at December 31, 2007	-	-	5,100,000	510	57,174	-	(141,395)	(83,711)

August 15, 2008, Spin-Off
Completed and all Common
Stock not Distrubuted
to the Shareholders was
Cancelled	-	-	(2,884,864)	(288)	288	-	-	-
August 15, 2008 Issued
Convertible Preferred Class
A Stock for Cash	1,800,000	180	-	-	-	-	-	180
August 18, 2008, Convertible
Preferred Class A Stock
Converted to Common Stock	(1,800,000)	(180)	18,000,000	1,800	(1,620)	-	-	-
Net Loss	-	-	-	-	-	-	(40,882)	(40,882)
Balance at December 31, 2008	-	-	20,215,136	2,022	55,842	-	(182,277)	(124,413)

Net Loss for the year	-	-	-	-	-	-	(38,593)	(38,593)
Balance at December 31, 2009	-	-	20,215,136	2,022	55,842	-	(220,870)	(163,006)

Net Loss for the year	-	-	-	-	-	-	(49,392)	(49,392)
Balance at December 31, 2010	-	-	20,215,136	$2,022	$55,842	-	$(270,262)	$(212,398)

Common Stock issued for services	-	-	2,579,281,541	257,928	17,221,456	-	-	17,479,384
Common Stock issued for debt reduction	-	-	611,000,000	61,100	1,798,900	-	-	1,860,000
Common Stock issued for stock subscription	-	-	300,000,000	30,000	120,000	(150,000)	-	-
Net loss for the year	-	-	-	-	-		(19,269,585)	(19,269,585)
Balance at December 31, 2011	-	$-	3,510,496,677	$351,050	$19,196,198	$(150,000)	$(19,539,847)	$(142,599)

The accompanying notes are an integral part of these financial statements

Audit Table of Content

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			Since
			February 19,
			2002
	For the Year Ended		Inception of
	December 31,		Development
	2011	2010	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(19,269,585)	$(49,392)	$(19,539,847)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock for Services	17,479,384	-	17,479,384
Debt conversion	1,706,000		1,706,000
Depreciation and Amortization	-	-	12,600
Changes in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	(169)	(10)	(387)
Increase (Decrease) in Accounts Payable	25,550	(44,549)	34,808
Increase in Related Party Accounts Payable	1,850	4,100	26,439
Increase in Interest Payable	7,731	17,961	46,162
Decrease in Intercompany Dues	-	-	56,684
Net Cash Used in Operating Activities	(49,239)	(71,890)	(178,157)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	-	-	(11,600)
Net cash provided by Investing Activities	-	-	(11,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred Stock issued for cash	-	-	180
Payments on Related Party Notes	-	(445)	(445)
Proceeeds from Related Party Notes	49,235	72,585	190,307
Net Cash Provided by Financing Activities	49,235	72,140	190,042

Net (Decrease) Increase in Cash	(4)	250	285
Cash at Beginning of Period	289	39	-
Cash at End of Period	$285	$289	$285

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:			`
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and Income Taxes	$481	$648	$2,765

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital
and Property and Equipment	$-	$-	$56,684

The accompanying nots are an integral part of these financial statements

Audit Table of Content

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

On February 19, 2002, Pegasus Tel, Inc., (the “Company”), a Delaware company, was formed as a wholly owned subsidiary of American Industries.

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

On March 12, 2012 the Company consummated an acquisition agreement to purchase 100% of the outstanding shares of Blue Bull Ventures B.V. for the issuance of 2,436,453 shares of preferred stock series D (referenced in note 11).

The Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

The Company is primarily in the business of providing the use of outdoor payphones, and providing telecommunication services. In addition to the principal operations, the Company plans to expand operations through its acquired subsidiary Blue Bull Ventures B.V. (reference note 11). The Company intends to engage in global investment banking, business consulting and business development business

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial  statements  which  present  fairly  the  financial  condition,  results  of  operations  and  cash  flows  of  the Company for the respective periods being presented
.

Audit Table of Content

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Pegasus Tel., Inc. will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $(19,539,847) for the period from February 19, 2002 (inception) to December 31, 2011, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

Audit Table of Content

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of December 31, 2011, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2011, the Company has determined an allowance for doubtful accounts is not necessary.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $285 and $289 as of December 31, 2011 and 2010 all of which was fully covered by Federal depository insurance.

Accounts Receivable

Accounts Receivable consists of Local Service revenue and Commission Revenue. The Accounts Receivable was $387 and $218 as of December 31, 2011 and 2010 respectively.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders’ by the weighted average number of common shares outstanding during the period.  There were no common equivalent shares outstanding during the periods ended December 31, 2011 and 2010.

Audit Table of Content

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassification

Certain reclassifications have been made in the 2010 financial statements to conform to the December 31, 2011 presentation.

Recent Accounting Standards

In December 2011, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements.  The ASU requires certain new disclosures and clarifies two existing disclosure requirements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

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

NOTE 2 - INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Audit Table of Content

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 2 - INCOME TAXES (Continued)

Net deferred tax assets consist of the following components as of December 31, 2011 and 2010:

	2011	2010
Net Operating Losses	$114,700	$88,740
Valuation Allowance	(114,700)	(88,740)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, 2011 and 2010 due to the following:

	2011	2010

Book Income	$(6,551,659)	$(16,660)
Other nondeductible expenses	6,525,659
Valuation allowance	26,000	16,6600
	$-	$-

At December 31, 2011, the Company had net operating loss carryforwards of approximately $337,000 that may be offset against future taxable income from the year 2012 to 2031. No tax benefit has been reported in the December 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

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

NOTE 4 – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s financial position and results of operations. At January 1, 2011, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Audit Table of Content

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 4 – UNCERTAIN TAX POSITIONS (Continued)

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits during 2011 and 2010.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2007. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2011:

United States (a)	2007– Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 5 - COMMITMENTS

As of December 31, 2011, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

Audit Table of Content

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

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

On March 30, 2011, the members of the board of directors (the “Board”) of Pegasus Tel, Inc. (the “Company”) approved by unanimous written consent, and the stockholders of the Company holding a majority in interest of the Company’s voting equity, approved by written consent, the appointment of Mr. Anthony DiBiase as Chief Executive Officer and as a member of the Board, effective as of March 30, 2011.  Also on that date of March 30, 2011, Pegasus Tel, Inc. (the “Company”), entered into a Common Stock Purchase Agreement (the “Agreement”) with two shareholders (collectively, the “Majority Shareholders”) who together hold a majority of the issued and outstanding shares of the Company’s common stock immediately prior to the consummation of the Sale (as defined herein), and a subscriber for shares of the Company’s common stock (the “Buyer”). Subject to certain conditions set forth in the Agreement, when the Company has received payment in full of $390,000, the Company will issue, and the Buyer shall receive, 79,784,864 shares of the Company’s common stock, par value $.0001 per share (the “Shares”), which, at the time of issuance, will constitute 79.78% of the issued and outstanding shares of the Company’s common stock. Pursuant to the Agreement, and upon final payment of the purchase price, the Majority Shareholders shall also receive such number of shares of common stock of the Company as shall constitute 9.9% of the issued and outstanding shares of common stock of the Company on a fully diluted basis. On November 23, 2011, this agreement was terminated.  No shares were issued.

On April 4, 2011, Flash Funding, Inc. entered into a Debt Purchase Agreement to purchase $184,623 of debt held in promissory notes in Pegasus Tel. that are owed to Cobalt Blue LLC, Joseph Passalaqua, and Mary Passalaqua for $58,000 to the related parties.

On April 6, 2011, 8,000,000 shares were issued to the Company’s president for services valued at market which was $.08 per share, resulting in expense of $640,000.

On April 6, 2011, Flash Funding, Inc. converted $25,000 of the debt purchased as outlined in the Debt Purchase Agreement into 2,000,000 shares of Pegasus Tel. Common stock. The market price of the stock was $.08 which resulted in a finance charge of $135,000.

Audit Table of Content

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 6 - COMMON STOCK TRANSACTIONS (Continued)
On May 2, 2011, Flash Funding, Inc. converted $2,000 of the debt purchased as outlined in the Debt Purchase Agreement into 2,000,000 shares of Pegasus Tel. Common Stock. The market price of the stock was $.07 on that day resulting in a finance charge of $138,000.

On June 8, 2011, 2,000,000 shares were issued to convert debt of $2,000. The market price on that day for the stock closed at $.008 resulting in a $14,000 finance fee.

On June 10, 2011 40,000,000 shares were issued to the Company’s president for services valued at market of $.006 per share, resulting in expense of $240,000.

On June 23, 2011, 5,000,000 shares were issued resulting in debt reduction of $5,000. The closing price of the stock that day was $.0088 which resulted in a finance cost of $39,000.

On June 30, 2011, the Company increased its authority to issue 20,000,000,000 shares. Total common shares authorized increased to 19,990,000,000 shares at $.0001 par value and total preferred stock authorized remained at 10,000,000 shares at $.0001 par value.

On July 12, 2011, 200,000,000 shares were issued to Flash Funding Inc. for the debt reduction of $100,000 in convertible notes payable. The closing price of the stock that day was $0.007 which resulted in a finance expense of $1,300,000.

On July 14, 2011, 2,400,000,000 shares were issued to Anthony Dibiase for services valued at market of $.0069 per share, resulting in an expense of $16,560,000.

On September 22, 2011, 200,000,000 shares were issued to Flash Funding Inc. for the debt reduction of $10,000 in convertible notes payable. The closing price of the stock that day was $0.00025 which resulted in a finance cost of $40,000.

On September 29, 2011, 131,281,541 shares were issued to Belmont Partners LTD, for consulting services valued at market of $.0003 per share, resulting in an expense of $39,384.

On October 20, 2011, 200,000,000 shares were issued to Flash Funding Inc. for the reduction of $10,000 in notes payable. The closing price of the stock that day was $0.00025 which resulted in a finance cost of $40,000.

On November 16, 2011, 300,000,000 shares were issued to Flash Funding Inc. for $150,000, as part of a stock purchase agreement.  As of December 31, 2011, a stock subscription receivable of $150,000 has been recorded.

Additional Disclosure

The previous period (7/1/11-9/30/11) Notes to Financial Statements noted, “On July 28, 2011 200,000,000 shares were issued to Flash Funding, Inc. to settle the $76,750 note payable to Spire. The fair market value of the stock at issuance is $.0059 per share, resulting in a finance expense of $1,180,000.” The Spire note payable was acquired as part of the Encounter Technologies, Inc. purchase agreement.  That agreement was rescinded on March 21, 2012.  These shares have been rescinded and the corresponding entries have been reversed. (See Note 11).

Audit Table of Content

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

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

On June 13, 2011 the Company amended its certificate of designation for preferred shares and created out of the 10,000,000 shares authorized 7,000,000 shares designated as “preferred B” and 1,000,000 as “preferred C” with a par value of $0.0001.

The preferred B shares have a conversion feature rate of 1:1,711.156.

The series C preferred stock has voting rights of 350 times that number of votes on all matters submitted to shareholders and can be converted into 10 times the amount of common shares.

Additional Disclosure

The previous period (7/1/11-9/30/11) Notes to Financial Statements noted, “On June 6, 2011 the Company acquired certain assets and liabilities of Encounter Technologies, Inc. for 6,995,206 shares of series B preferred stock. The total assumed liabilities were $321,250.” The agreement was rescinded on March 21, 2012.  These preferred shares have been rescinded and canceled. (See Note 11).

NOTE 8 –  ACCOUNTS PAYABLE- RELATED PARTY

The Company had a related party accounts payable balance as of December 31, 2011 and 2010 in the amount of $15,766 and $24,589. The 2011 balance is comprised of $15,542 due to Lyboldt-Daly, Inc. for bookkeeping expenses and $224 due to shareholder advances. The 2010 balance is comprised of $13,692 due to Lyboldt-Daly, Inc. for bookkeeping expenses and $10,897 due to shareholder advances. On April 4, 2011, $10,673 of shareholder advances was sold to Flash Funding.

Audit Table of Content

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 9 –NOTES PAYABLE

	December 31, 2011	December 31, 2010

Note Payable- Flash Funding, Inc.	30,623	-
Note Payable- Cobalt Blue LLC	15,912	70,785
Note Payable- Joseph Passalaqua	-	16,242
Note Payable- Mary Passalaqua	-	53,600
Accrued interest	46,162	38,431

	$92,697	$179,058

Note Payable- Mary Passalaqua

In 2006, 2007, 2008, and 2011 a Shareholder and Officer of the Company, Mary Passalaqua, advanced the Company $5,000, $30,300, $18,300, and $18,100 respectively.  The notes are accruing between 10%, 15%, and 18% simple interest per annum and are payable in full upon demand. As of March 31, 2011, the Company owed a total principal balance of $71,700 related to these notes and has accrued $25,681 in simple interest. On April 4, 2011, the principal amount of the notes payable balance of $71,700 was sold to Flash Funding.

Note Payable- Joseph Passalaqua

In 2007, 2008 and 2010, a Shareholder of the Company, Joseph Passalaqua advanced the company $5,000, $9,887, and $1,800 respectively. The notes are accruing between 10% and 18% in simple interest per annum and is payable in full upon demand.  On January 21, 2010, $1,500 was paid to Joseph Passalaqua as a partial repayment, with $1,055 paid to loan interest and $445 paid to loan principal by the Company. As of March 31, 2011, the Company owed a total principle balance of $16,242 related to these notes and has accrued $5,475 in simple interest.  On April 4, 2011, the principal amount of the notes payable balance of $16,242 was sold to Flash Funding.

Note Payable- Cobalt Blue LLC

In 2010 and 2011, Cobalt Blue LLC advanced the Company $70,785 and $15,223 respectively. Mary Passalaqua is the Managing Member of Cobalt Blue LLC and is a Shareholder of the Company. These notes are accruing 18% in simple interest per annum and are payable in full upon demand. As of March 31, 2011, the Company owed a total principle balance of $86,008 related to these notes and has accrued $13,197 in simple interest.  On April 4, 2011, the outstanding principal of the notes payable balance of $86,008 was sold to Flash Funding.

On May 13, 2011, Cobalt Blue LLC advanced the Company $15,912.  This note is accruing simple interest at 18% per annum and is payable in full on demand.  As of December 31, 2011, the Company owed a total principal balance of $15,912 related to this note and has accrued $1,809 in simple interest.

Audit Table of Content

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 9 –NOTES PAYABLE (Continued)

Note Payable- Flash Funding, Inc.

On April 4, 2011 Flash Funding, Inc. entered into a Debt Purchase Agreement to purchase $184,623 of debt held in promissory notes in Pegasus Tel. that are owed to Cobalt Blue LLC, Joseph Passalaqua, and Mary Passalaqua. The acquired note has an annual simple interest rate of 18%, payable on demand.

On April 6, 2011 Flash Funding, Inc. converted $25,000 of the debt purchased into 2,000,000 shares of common stock.

On May 2, 2011 Flash Funding, Inc. converted $2,000 of the debt purchased into 2,000,000 shares of common stock.

On June 8, 2011 Flash Funding, Inc. converted $2,000 of the debt purchased into 2,000,000 shares of common stock.

On June 23, 2011 Flash Funding, Inc. converted $5,000 of the debt purchased into 5,000,000 shares of common stock.

On July 12, 2011 200,000,000 shares were issued to Flash Funding Inc. for the debt reduction of $100,000.

On September 22, 2011 200,000,000 shares were issued to Flash Funding Inc. for the debt reduction of $10,000.

On October 20, 2011 200,000,000 shares were issued to Flash Funding Inc. for the reduction of $10,000.

At December 31, 2011, $30,623 was due on this note.

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

Audit Table of Content

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

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

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist.

RESCINDED PURCHASE AGREEMENT

On March 21, 2012 the Company and Encounter Technologies, Inc. signed a rescission agreement which canceled their previous purchase agreement entered into on June 6, 2011 (amended on July 14, 2011).  All consideration relating to the agreement has been returned to the original parties resulting in both parties being in the same position prior to the agreement. This includes the cancelation and rescission of 6,995,206 shares of preferred stock series B. The Company  reversed all Encounter Technologies, Inc. assets and liabilities which were included in the previous interim period financial statements.

ACQUISITION AGREEMENT

On March 21, 2012, the Company signed an acquisition agreement with Total-Invest International B.V. (sole owner of Blue Bull Ventures B.V.) to buy 100% of the outstanding stock of Blue Bull Ventures B.V. In consideration for 100% of the issued and outstanding capital stock of Blue Bull Ventures B.V. the Company issued 2,436,453 series D preferred shares. Blue Bull Ventures B.V. was created on February 1, 2012 and at the date of acquisition the only asset was approximately $23,700 in a bank account.

CHANGE OF CONTROL

A change of control of the Company occurred on March 12, 2012 when Total-Invest acquired from Mr. Joseph C. Passalaqua, the former majority stockholder of the Company, 2,448,000,000 restricted shares of common stock for future services, par value $0.0001 per share of the Company that Mr. Passalaqua acquired from Mr. Anthony Dibiase on March 8, 2012.  Mr. Passalaqua acquired the shares from Mr. Dibiase as part of a “Release Agreement” dated March 8, 2012 between Mr. Passalaqua and Mr. Dibiase, whereby the 2,448,000,000 shares issued to Mr. Dibiase during 2011 were returned to Pacific Stock Transfer Company, the escrow agent.

Audit Table of Content

PEGASUS TEL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 11 – SUBSEQUENT EVENTS (Continued)

DISCLOSURE AND OTHER SUBSEQUENT EVENTS

On March 12, 2012, the Company issued an aggregate of 1,000,000 shares of Series C Preferred Stock to Total-Invest B.V. a Dutch limited liability company located in Amsterdam in the Netherlands pursuant to a Securities Purchase Agreement for $0.0001 per share of Series C Preferred Stock.

On March 21, 2012, the Company eliminated, canceled, and rescinded all 7,000,000 shares of Series B Preferred Stock.

On March 26, 2012, the Company designated 3,000,000 shares of preferred stock as Series D Convertible Preferred Stock at $0.0001 par.

On April 9, 2012, the Company canceled the Amendment to Article IV of its Certificate of Incorporation, titled Article IV-A, which declared a 4% forward stock split of its outstanding shares as of September 28, 2011.

Table of Content

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE

Not Applicable. There are not and have not been any disagreements between the Registrant and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A.      CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate controls over financial reporting. The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and may find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-15(e)) as of December 31, 2011.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this revaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•
As of December 31, 2011, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	As of December 31, 2011, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•	As of December 31, 2011, there were no independent directors and no independent audit committee.

•	As of December 31, 2011, there was a failure in the operating effectiveness over controls related to accounting for convertible debt and embededded derivative liabilities.

Table of Content

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.  We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.  We plan to further address these issues once we commence operations and are able to hire additional personnel in financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the SEC rule that permit us to provide only management’s report in this Annual Report on Form 10-K.

During the most recent completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Table of Content

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

Table of Content
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

Name	Age	Position with Pegasus	Year First Became a Director
Jerry Gruenbaum (1)	57	Chief Executive Offices, President and Director	2012
Nathan P. Lapkin (2)	45	Chief Financial Officer	2012
Anthony DiBiase (3)	48	Chief Executive Officer, President and Director	2011
Carl E. Worboys (4)	68	Chief Executive Officer, President and Director	2004
Joseph C. Passalaqua(5)	61	Chief Financial Officer, Secretary and Director	2010

(1) Jerry Gruenbaum was elected as sole director on March 12, 2012 and was appointed that same date as the Company's Chief Executive Officer, President, Secretary and Director
(2) Nathan P. Lapkin was appointed on March 12, 2012 as the Company's Chief Financial Officer
(3) Anthony DiBiase who served as the Chief Executive Officer, President and sole director of the Company from March 30, 2011 was removed from his position on November 23, 2011 by the shareholders and directors of the Company.
(4) Carl E. Worboys resigned his position as Chief Executive Officer, President and Director of the Company on June 3, 2011.
(5) Joseph C. Passalaqua resigned his position as Chief Financial Officer, Secretary and Director of the Company on June 3, 2011 and became the Chief Executive Office, Chief Financial Officer, Secretary and sole director of the Company again from November 23, 2011 to March 12, 2012.

Biographies

Jerry Gruenbaum is a practicing securities and corporate attorney in Shelton, Connecticut and has been admitted to practice law in various state and federal courts since 1979.   He currently serves as an officer and/or member of the board of directors of various publicly traded companies.  He is the former President and a Chairman of the Board of Directors of a multinational manufacturing publicly traded company with operations in the United States, Hong Kong and the Netherlands.  He is the former CEO and a Chairman of the Board of Directors of a 100 million Euros commercial real estate publicly traded company in the Netherlands.  He worked as a CPA in the tax departments at KPMG Peat Marwick LLP and Arthur Anderson & Co. He has been the CEO and FINOP of First Union Securities, Inc.an SEC licensed securities brokerage firm where he was instrumental in raising over $160 million for various investment ventures. He has served as the Compliance Director for CIGNA Securities, a division of CIGNA Insurance, an SEC licensed securities brokerage firm where he was respnsible for over a thousand brokers in over 100 branch offices throughout the United States.  He has lectured and taught as a member of the faculty at various Colleges and Universities throughout the United States in the areas of Industrial and financial Accounting, taxation, business law, and investments. Attorney Gruenbaum graduated with a B.S. degree from Brooklyn College - C.U.N.Y. Brooklyn, New York; has a M.S. degree in Accounting from Northeastern University Graduate School of Professional Accounting, Boston, Massachusetts; has a J.D. degree from Western New England University School of Law, Springfield, Massachusetts; and an LL.M. in Tax Law from the University of Miami School of Law, Coral Gables, Florida.

Table of Content

Nathan P. Lapkin has over fifteen year experience in corporate finance, institutional trading, institutional sales and investment banking.  He currently serves as an officer and/or member of the board of directors of a publicly traded company.  Mr. Lapkin served as President of First Union Securities, Inc. an SEC licensed securities brokerage firm where he was instrumental in raising over $160 million for various investment ventures.  He served as Vice President of Benchmark Securities, Inc. an SEC licensed securities brokerage firm specializing in taking Chinese companies public in the United States.  He is the former President and a member of the Board of Directors of a 100 million Euros commercial real estate publicly traded company in the Netherlands.  He previously worked for Thompson Financial in New York City, and sat on Morgan Stanley's domestic and international trading desks and HSBC's International trading desk. He worked in the domestic U.S. Institutional sales desk at UBS Warburg, where he was given direct responsibility and co-responsibility for large institutional accounts, including several hedge funds.  He previously was employed in the corporate finance department of LensCrafters' Canadian headquarters in Toronto where he was involved in a CDN $20 million sales retail optical chain acquisition, in addition to the capital and operational budgeting. As a financial analyst, Mr. Lapkin wrote the monthly management discussion and analysis used for corporate reporting. Mr. Lapkin graduated with honors from Syracuse University with a Master’s in Business Administration (concentrations in Finance and Statistics) and the University of Manitoba, with a Bachelor in Commerce with concentrations in finance and economics.

Anthony DiBiase has served as Chief Executive Officer of Encounter Technologies, Inc., a public company which focuses on end to end platform development for internet streaming businesses, from August, 2010 through the present. Mr. DiBiase has served as a director of RTR Media, Inc. a media and video development company and subsidiary of Encounter Technologies from January, 2010 to present and also has served as director of Mobile2Earth, Inc. a private, mobile phone application company from July, 2010 through the present.  Mr. DiBiase has served as director of Scientific News International (“SNI”), a private, medical news company which has become an international leader in rapid print and online delivery of trademarked medical reports and webcasts to doctors, from 1997 through the present.  Mr. DiBiase served as director of Strategic Rare Earth Metals, Inc., a company specializing in mobile applications and social network platforms from July, 2010 through November, 2010.  Mr. DiBiase also served as a director of MEV Healthcom, Inc. (“MEV”), a private, full service medical communications and publishing company which developed continuing medical education programs with print and electronic publications for healthcare professionals, from 1993 through 2009.

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

Table of Content

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

Code of Business Conduct and Code of Ethics

Our Board has adopted a Code of Business Conduct and Ethics on April 5, 2012 that applies to its principal executive officer, principal financial officer, and principal accounting officer that is reasonably designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationship.

•	Full, fair, accurate, timely and understandable disclosure in SEC reports and in other public communications;

•	Compliance with applicable governmental laws, rules and regulations;

•	Prompt internal reporting of violations of the code of ethics to appropriate person or persons identified in the code of ethics; and

•	Accountability for adherence to the code of ethics.

ITEM 11.      EXECUTIVE COMPENSATION

Compensation for our executive officers is determined by our compensation committee, which has historically been comprised solely of independent directors.  Recently, a compensation committee member has resigned and, as a result, our board of directors has been handling all compensation matters. Our philosophy is to provide a compensation package that attracts and retains executive talent.  We strive to provide our named executive officers, who are the officers listed in the summary compensation table, with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

Although the principal compensation of our executive officers will be salary, we may provide officers with equity-based incentives.  The base salary level and the nature and amount of equity-based incentives is established and reviewed by the compensation committee based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. In determining base salary, we give consideration to persons holding similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position.  Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

The following table provides summary information for the years 2011 and 2010 concerning cash and non-cash compensation paid or accrued by us to or on behalf of the president and the only other employee(s) to receive compensation in excess of $100,000.

Table of Content

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary		Bonus		Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation		Change in Pension Value and Non-Qualified Deferred Compensation Earnings		All Other Compensation		Total
Jerry Gruenbaum (1)		$		$		$		$		$		$		$		$
Chief Executive Officer and Director

Nathan Lapkin (2)
Chief Financial Officer

Anthony DiBiase (3)	2011		-		-		17,479,384		-		-		-		-		17,479,384
Chief Executive Officer and Director

Carl E. Worboys (4)	2011		-		-		-		-		-		-		-		-
Chief Executive Officer and Director	2010		-		-		-		-		-		-		-		-

Joseph Passalaqua (5)	2011		-		-		-		-		-		-		-		-
Chief Financial Officer and Director	2010		-		-		-		-		-		-		-		-

(1) Chief Executive Officer and Director effective March 12, 2012
(2) Chief Financial Officer effective effective March 12, 2012
(3) Chief Executive Officer and Director from March 30, 2011 to November 23, 2011. The Company issued 8,000,000 common shares on April 6, 2011 valued at $0.08 per share, 40,000,000 common shares on June 10, 2011 valued at $0.006 per share and 2,400,000,000 common shares on July 14, 2011 valued at $0.0069 per share to Mr. DiBiase during the time he served as the Company's president for services rendered to the Company
(4) Chief Executive Officer and Director from 2004 to to June 3, 2011
(5) Chief Financial Officer and Director from 2010 to June 3, 2011 and became the Chief Executive Officer, Chief Finacial Officer, Secretary and sole director of the Company again from November 23, 2011 to March 12, 2012.

During the last fiscal year ended December 31, 2011, no compensation has been awarded to, earned by or paid to our officers or directors. Management has agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated revenues from operations. As of the date of this registration statement, we have no funds available to pay officers or directors. Further, our officers and directors are not accruing any compensation pursuant to any agreement with us.

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

Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.  Unless otherwise indicated, the address of each of reporting person is c/o Pegasus Tel, Inc., Two Corporate Drive, Suite 234, Shelton, Connecticut 06484.

Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership As of the Record Date	Percentage of Beneficial Ownership

Jerry Gruenbaum Chief Executive Officer, President and Director (Principal Executive Officer)		0	0%

Nathan Lapkin Chief Financial Officer (Principal Financial Officer)		0	0%

All Officers and Directors as a group (without naming them) (2 persons)		0	0%

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPDENCE

As of December 31, 2011, the Company had related party accounts payable in the amount of $15,766.  This includes a related party payable owed to to Lyboldt-Daly of which Joseph C. Passalaqua, our former officer and director  is the President in the amount of $15,542.

As of December 31, 2011, the Company had related party notes payable in the amount of $15,912 and $46,162 in related interest.  These notes are accruing between 10%, 15% and 18% simple interest per annum. This includes related party notes payable owedto Joseph C. Passalaqua, our former officer and director and Cobalt Blue LLC, of which Mary Passalaqua is the President.

Joseph C. Passalaqua was the Chief Financial Officer and Secretary of the Company from 2010 through June 3, 2011 and was the Chief Executive Officer, Chief Financial Officer, Secretary and sole director from November 23, 2011 to March 12, 2012.  Mr. Passalaua is the husband of Mary Passalaqua.  Carl Worboys was the Chief Executive Officer and President of the Company from 2004 to June 3, 2011.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

We became a reporting Company when our original registration statement became effective on December 18, 2006. Robison Hill & Company ("RHC") is the Company's independent registered public accountant.

Audit Fees and Audit Related Fees

Aggregate fees billed by the Company's principal accountants, Robison, Hill & Company, for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:

	FISCAL YEAR 2011	FISCAL YEAR 2010
Audit Fees (1)	$22,788	$20,010
Tax Fees (2)	$817	$500
All Other Fees	None	None

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

PART IV

ITEM 15.      EXHIBITS

EXHIBIT INDEX

Incorporated by
Reference
Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date

3.1	Certificate of Incorporation as filed with the Delaware Secretary of State dated February 19, 2002.	10-SB	5/7/2007

3.2	Amended Certificate of Incorporation as filed with the Delaware Secretary of State dated September 21, 2006	10-SB	5/7/2007

3.3	Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State dated May 15, 2007	10-SB	5/7/2007

3.4	Certificate of the Designations, Powers Preferences and Rights of the Series A Convertible Preferred Stock as filed with the Delaware Secretary of State dated August 5, 2008	8-K	8/27/2008

3.5*	Certificate of the Designations, Powers Preferences and Rights of the Series B Convertible Preferred Stock and cancellation of the Series A Convertible Preferred Stock as filed with the Delaware Secretary of State dated February 10, 2011

3.6	Amended Certificate of the Designations, Powers Preferences and Rights of the Series B Convertible Preferred Stock as filed with the Delaware Secretary of State dated June 13, 2011	8-K	6/16/2011

3.7	Certificate of the Designations, Powers Preferences and Rights of the Series C Convertible Preferred Stock as filed with the Delaware Secretary of State dated June 13, 2011	8-K	6/16/2011

3.8*	Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State dated July 5, 2011

3.9*	Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State dated September 29, 2011

3.10	Amended Certificate of the Designations, Powers Preferences and Rights of the Series C Convertible Preferred Stock as filed with the Delaware Secretary of State dated March 15, 2012	8-K	3/16/2012

3.11	Cancellation of the Series B Convertible Preferred Stock as filed with the Delaware Secretary of State dated March 26, 2012	8-K/A	4/10/2012

3.12	Certificate of the Designations, Powers Preferences and Rights of the Series D Convertible Preferred Stock as filed with the Delaware Secretary of State dated March 26, 2011	8-K	3/26/2012

3.13	By-laws	8-K	4/5/2012

10.1	Series C Preferred Stock Purchase Agreement dated March 12, 2012	8-K	3/16/2012

10.2	Acquisition Agreement of Blue Bull Ventures B.V. from Total-Invest International B.V. dated March 21, 2012	8-K	3/26/2012

14.1	Code of Ethics	8-K	4/5/2012

21.1*	Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEGASUS TEL, INC.
Date: May 4, 2012
	By:	/s/ JERRY GRUENBAUM
Jerry Gruenbaum
President, Director, Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2012	By:	/s/ NATHAN LAPKIN
Nathan Lapkin
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JERRY GRUENBAUM	President, Director, Secretary and Chief Executive Officer	Date: May 4, 2012
Jerry Gruenbaum	(Principal Executive Officer)

/s/ NATHAN LAPKIN	Chief Financial Officer	Date: May 4 ,2012
Nathan Lapkin	(Principal Financial Officer
and Principal Accounting Officer)