Form 10-Q
period 2012-03-31
PEGASUS TEL, INC.
filed 2012-05-15
CIK 1377469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 333-167451

PEGASUS TEL, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-2039686
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of icorporation or organization)

2 Corporate Drive, Suite 234
Shelton, Connecticut	06484
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code (203) 404-0450

(Former Name or Former Address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days ☒ Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No   ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,510,496,677 shares of common stock issued and outstanding as of May 14, 2012.

PEGASUS TEL, INC.

FORM 10-Q

Table of Content
INFORMATION REGARDING FORWARD-LOOKING DISCLOSURE

This quarterly report on Form 10-Q contains forward-looking statements. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined under Item 1A, Risk Factors, in our most recent annual report on Form 10-K, and any updated risk factors we include in our quarterly reports on Form 10-Q and other filings with the SEC. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:

•	risks arising from material weaknesses in our internal control over financial reporting, including material weaknesses in our control environment;

•	our ability to attract new clients and retain existing clients;

•	our ability to retain and attract key employees;

•	risks associated with assumptions we make in connection with our critical accounting estimates;

•	potential adverse effects if we are required to recognize impairment charges or other adverse accounting-related developments;

•	potential downgrades in the credit ratings of our securities;

•	risks associated with the effects of global, national and regional economic and political conditions, including fluctuations in economic growth rates, interest rates and currency exchange rates; and

•	developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world.

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our 2011 Annual Report on Form 10-K and other filings with the SEC.

Table of Content

PART I

ITEM 1           FINANCIAL STATEMENTS

PEGASUS TEL, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

CONTENTS

Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	Page 5

Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited)	7

Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited)	8

Statements of Stockholders Equity for the three months ended March 31, 2012 (Unaudited) and for the year ended December 31, 2011	9

Notes to Consolidated Financial Statements (Unaudited)	10

Table of Content
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets:
Cash and Cash Equivalents	$25,341	$285
Accounts Receivable	135	387

Total Current Assets	25,476	672

Total Assets	$25,476	$672

Liabilities:
Accounts Payable	$35,066	$34,808
Accounts Payable- Related Party	15,766	15,766
Accrued Interest	46,920	46,162
Related Party Notes Payable- Convertible	18,762	15,912
Notes Payable- Convertible	30,623	30,623

Total Current Liabilities	147,137	143,271

Total Liabilities	147,137	143,271

Stockholders' Equity:
Preferred Stock, Series C Convertible, Par value $0.0001, Authorized
10,000,000 shares Issued 1,000,000 shares at March 31, 2012 and
0 at December 31, 2011	100	-
Preferred Stock, Series D Convertible, Par value $0.0001, Authorized
10,000,000 shares Issued 2,436,453 shares at March 31, 2012 and
0 at December 31, 2011	244	-
Common Stock, Par value $0.0001, Authorized 19,990,000,000 shares
Issued 3,510,496,677 and 3,510,496,677 shares	351,050	351,050
Paid-In Capital	19,220,990	19,196,198
Stock Subscription Receivable	(150,000)	(150,000)
Deficit Accumulated During Development Stage	(19,544,045)	(19,539,847)
Total Stockholders' Equity	(121,661)	(142,599)

Total Liabilities and Stockholders' Equity	$25,476	$672

The accompanying notes are an integral part of these financial statements.

Table of Content
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative Since
			February 19, 2002
	For the Three Months Ended		Inception of
	March 31,		Development
	2012	2011	Stage
Revenues	$405	$898	$74,065
Costs of Services	(690)	(792)	(69,790)

Gross Margin	(285)	106	4,275

Expenses
Accounting	258	5,258	119,321
General and Administrative	50	1,534	51,813
Legal	2,848	23,098	120,737
Related Party Bookkeeping	-	1,150	20,328
Stock for Services	-	-	17,479,384
Operating Expenses	3,156	31,040	17,791,581

Operating Income (Loss)	(3,440)	(30,934)	(17,787,305)

Other Income (Expense)
Finance Charge	-	-	(1,706,000)
Interest Expense	(758)	(5,922)	(47,975)

Net Loss Before Taxes	(4,198)	(36,856)	(19,541,280)

Income and Franchise Tax	-	(481)	(2,765)

Net Loss	$(4,198)	$(37,337)	$(19,544,045)

Loss per Share, Basic &
Diluted	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	3,510,496,677	20,215,136

The accompanying notes are an integral part of these financial statements.

Table of Content
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative Since
			February 19, 2002
	For the Three Months Ended		Inception of
	March 31,		Development
	2012	2011	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(4,198)	$(37,337)	$(19,544,045)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock for Services		-	17,479,384
Debt conversion			1,706,000
Depreciation and Amortization	-	-	12,600
Changes in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	252	(120)	(135)
Increase (Decrease) in Accounts Payable	258	(3,164)	35,066
Increase in Related Party Accounts Payable	-	1,150	26,439
Increase in Interest Payable	758	5,922	46,920
Increase (Decrease) in Intercompany Dues		-	56,684
Net Cash Used in Operating Activities	(2,930)	(33,549)	(181,087)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from Blue Bull Ventures acquisition	24,136		24,136
Purchase of Property and Equipment	-	-	(11,600)
Net cash provided by Investing Activities	24,136	-	12,536

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred Stock issued for cash	1,000	-	1,180
Payments on Related Party Notes	-	-	(445)
Proceeeds from Related Party Notes	2,850	33,323	193,157
Net Cash Provided by Financing Activities	3,850	33,323	193,892

Net (Decrease) Increase in Cash	25,056	(226)	25,341
Cash at Beginning of Period	285	289	-
Cash at End of Period	$25,341	$63	$25,341

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:			`
Cash paid during the year for:
Interest	$-	$-	$1,055
Franchise and Income Taxes	$-	$481	$2,765

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital
and Property and Equipment	$-	$-	$56,684

The accompanying notes are an integral part of these financial statements.

Table of Content
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

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

August 15, 2008, Spin-Off
Completed and all Common
Stock not Distrubuted
to the Shareholders was
Cancelled	-	-	(2,884,864)	(288)	288		-	-
August 15, 2008 Issued
Convertible Preferred Class
A Stock for Cash	1,800,000	180	-	-	-		-	180
August 18, 2008, Convertible
Preferred Class A Stock
Converted to Common Stock	(1,800,000)	(180)	18,000,000	1,800	(1,620)		-	-
Net Loss	-	-	-	-	-		(40,882)	(40,882)
Balance at December 31, 2008	-	-	20,215,136	2,022	55,842		(182,277)	(124,413)

Net Loss for the year	-	-	-	-	-		(38,593)	(38,593)
Balance at December 31, 2009	-	-	20,215,136	2,022	55,842		(220,870)	(163,006)

Net Loss for the year	-	-	-	-	-		(49,392)	(49,392)
Balance at December 31, 2010	-	-	20,215,136	$2,022	$55,842		$(270,262)	$(212,398)

Common Stock issued for services	-	-	2,579,281,541	257,928	17,221,456		-	17,479,384
Common Stock issued for debt reduction	-	-	611,000,000	61,100	1,798,900		-	1,860,000
			300,000,000	30,000	120,000	(150,000)		-
Net loss for the year	-	-	-	-	-		(19,269,585)	(19,269,585)
Balance at December 31, 2011	-	$-	3,510,496,677	$351,050	$19,196,198	$ (150,000)	$(19,539,847)	$(142,599)

Preferred C shares issued for cash	1,000,000	100			900			1,000
Preferred D shares issued for Blue Bull	2,436,453	244			23,892			24,136
Net loss for the quarter							(4,198)	(4,198)
Balance at March 31, 2012	3,436,453	$344	3,510,496,677	$351,050	$19,220,990	$ (150,000)	$(19,544,045)	$(121,661)

The accompanying notes are an integral part of these financial statements.

Table of Content
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Pegasus Tel, Inc. is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited financial statements as of March 31, 2012 and the three months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $(19,544,045) for the period from February 19, 2002 (inception) to March 31, 2012, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

Table of Content
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued

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

On March 12, 2012 the Company consummated an acquisition agreement to purchase 100% of the outstanding shares of Blue Bull Ventures B.V. for the issuance of 2,436,453 shares of preferred stock series D (referenced in note 12).

The Company is in the development stage, and has not commenced planned principal operations.  The Company has a December 31 year end.

Nature of Business

The Company is primarily in the business of providing the use of outdoor payphones, and providing telecommunication services. In addition to the principal operations, the Company plans to expand operations through its acquired subsidiary Blue Bull Ventures B.V. (reference note 12). The Company intends to engage in global investment banking, business consulting and business development business.

Principles of Consolidation

The consolidated financial statements include the accounts of Pegasus Tel, Inc. and its wholly-owned subsidiary Blue Bull Ventures B.V., a Dutch corporation, that was acquired on March 21, 2012.  All significant intercompany accounts and transactions have been eliminated.

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

Table of Content
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits.  As of March 31, 2012, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to un-collectability. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of March 31, 2012, the Company has determined an allowance for doubtful accounts is not necessary.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $25,341 and $289 as of March 31, 2012 and December 31, 2011.  Total cash at March 31, 2012 includes $24,136 of cash held by Blue Bull Ventures B.V., the Company’s 100%  owned subsidiary.

Accounts Receivable

Accounts Receivable consists of Local Service revenue and Commission Revenue.  The Accounts Receivable was $135 and $387 as of March 31, 2012 and December 31, 2011 respectively.

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

Foreign Currency Translation

The Company considers the EURO (“€”) to be its functional currency for its wholly owned subsidiary Blue Bull Ventures BV.  Assets were translated into US dollars (“US$”) as of March 21, 2012, the date of acquisition exchange rate of €1.00 to US$ 1.3225 and as of April 27, 2012, the date of acquisition of the 19.9% interest in Dailyal BV exchange rate of €1.00 to US$ 1.3229 (see note 14).

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

Table of Content
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740 (formerly SFAS No. 109, “Accounting for Income Taxes”).  ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

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

Table of Content
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 2 - INCOME TAXES Continued

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, 2011 and 2010 due to the following:

	2011	2010
Book Income	$(6,551,659)	$(16,660)
Other nondeductible expenses	6,525,659	-
Valuation Allowance	26,000	16,660
	$-	$-

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

NOTE 5 - COMMITMENTS

As of March 31, 2012, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

Table of Content
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 6 - COMMON STOCK TRANSACTIONS
On December 31, 2003, the Company issued 1,000 shares of common stock in exchange for cash valued at $1,000.

On September 21, 2006, the Company filed an Amended Certificate of Incorporation and the par value of the common stock was changed to $0.0001 per share.  This change is retro-active and therefore changes the 1,000 share of Common Stock issued on December 31, 2003 to the par value of $0.0001 per share.

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

Table of Content
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 6 - COMMON STOCK TRANSACTIONS Continued

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

On November 16, 2011, 300,000,000 shares were issued to Flash Funding Inc. for $150,000, as part of a stock purchase agreement.  As of December 31, 2011, a stock subscription receivable of $150,000 has been recorded.  On February 24, 2012, a stop order has been place by the Company on these shares because they have not been paid for.

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

Table of Content
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

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

On March 12, 2012, the Company issued an aggregate of 1,000,000 shares of Series C Preferred Stock to Total-Invest B.V. a Dutch limited liability company located in Amsterdam in the Netherlands pursuant to a Securities Purchase Agreement for $0.0001 per share of Series C Preferred Stock which are convertible to 10 common shares for each Series C Preferred Stock outstanding.  The shares were sold for $1,000.

On March 21, 2012, the Company signed an acquisition agreement with Total-Invest International B.V. (sole owner of Blue Bull Ventures B.V.) to buy 100% of the outstanding stock of Blue Bull Ventures B.V. In consideration for 100% of the issued and outstanding capital stock of Blue Bull Ventures B.V. the Company issued 2,436,453 series D preferred shares which are convertible to 20,000 common shares for each Series D Preferred Stock outstanding. Blue Bull Ventures B.V. was created on February 1, 2012 and at the date of acquisition the only asset was approximately $23,700 in a bank account.

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

Table of Content
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATEDNOTES TO FINANCIAL STATEMENTS

NOTE 8 –  ACCOUNTS PAYABLE- RELATED PARTY

The Company had a related party accounts payable balance as of March 31, 2012 and December 31, 2011 in the amount of $15,766 and $15,766. The balances are comprised of $15,542 due to Lyboldt-Daly, Inc. for bookkeeping expenses and $224 due to shareholder advances.

NOTE 9 –NOTES PAYABLE

	March 31, 2012	December 31, 2011

Note Payable- Flash Funding, Inc.	30,623	30,623
Note Payable- Cobalt Blue LLC	18,762	15,912
Accrued interest	46,920	46,162

	$96,305	$92,697

On May 13, 2011, Cobalt Blue LLC advanced the Company $15,912.  This note is accruing simple interest at 18% per annum and is payable in full on demand.  As of March 31, 2012, the Company owed a total principal balance of $15,912 related to this note and has accrued $2,523 in simple interest.

On February 29, 2012, Cobalt Blue LLC advanced the Company $2,850.  This note is accruing simple interest at 18% per annum and is payable in full on demand.  As of March 31, 2012, the Company owed a total principal balance of $2,850 related to this note and has accrued $44 in simple interest.

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

On October 20, 2011 200,000,000 shares were issued to Flash Funding Inc. for the reduction of $10,000.

At March 31, 2012 and December 31, 2011, $30,623 was due on this note.

Table of Content
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

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

NOTE 11 - RESCINDED PURCHASE AGREEMENT

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

NOTE 12 - ACQUISITION AGREEMENT

On March 21, 2012, the Company signed an acquisition agreement with Total-Invest International B.V. (sole owner of Blue Bull Ventures B.V.) to buy 100% of the outstanding stock of Blue Bull Ventures B.V. In consideration for 100% of the issued and outstanding capital stock of Blue Bull Ventures B.V. the Company issued 2,436,453 series D preferred shares.  Blue Bull Ventures B.V. was created on February 1, 2012 and at the date of acquisition the only asset was approximately $23,700 (€18.250) in a bank account.

Table of Content
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 13 - CHANGE OF CONTROL

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

NOTE 14 – SUBSEQUENT EVENTS

On April 9, 2012, the Company canceled the Amendment to Article IV of its Certificate of Incorporation, titled Article IV-A, which declared a 4% forward stock split of its outstanding shares as of September 28, 2011.

On April 27, 2012, the Company’s subsidiary Blue Bull Ventures, B.V. acquired a 19.9% interest in Dailyal BV, a Dutch limited liability company.  Blue Bull Ventures acquired the interest in Dailyal BV in return for an investment of $2,117 (€1.600), a loan of $119,061 (€90.000) and a $132,290 (€100.000) in direct investment from independent sources that Blue Bull secured for Dailyal BV.  Dailyal (www.dailyal.nl) is an internet platform with 13 high quality 100% natural health products (dietary supplements) that are offered under the brand name Dailyal. All these 13 products are manufactured under ISO 22000:2005 quality standard with a food safety certificate.  Dailyal is targeting for the high end market.  The range of Dailyal products is projected to be available online in various countries.

On May 9, 2012, the Company filed a Schedule 14A with the Securities and Exchange Commission requesting a Special Meeting of the Shareholders to take place on June 11, 2012 to amend the Certificate of Incorporation to reflect a change of name to Blue Bull Ventures, Inc., to effect a 20,000 to 1 reverse split of all outstanding shares and a reduction of the authorized common shares from 19,990,000,000 to 90,000,000.

Table of Content

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

This section and other parts of this Form 10-Q quarterly report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, that involves risks and uncertainties. All statements other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties, and other factors, many of which are beyond our control.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

BASIS OF PRESENTATION

The unaudited financial statements of Pegasus Tel, Inc., a Delaware corporation (“Pegasus”, “Pegasus Tel.”, “the Company”, “our”, or “we”) for the three months ended March 31, 2012, should be read in conjunction with the notes thereto. In the opinion of management, the unaudited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation.  Interim results are not necessarily indicative of results to be expected for the entire year.

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

Table of Content

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

Table of Content

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

Table of Content

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

SERVICES AND PRODUCTS

    We own, operate and manage privately owned public payphones in the County of Delaware, State of New York. As of March 31, 2012, we owned, operated and managed 11 payphones. We may pay site owners a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include, but are not limited to, retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. In the alternative, our agreement with business owners may be to provide the telecommunications services without the payment of any commissions.

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

    If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2010 and 2011, and the losses are projected to continue in 2012. Our net losses were $(4,198) and $(37,337) through the quarter ended March 31, 2012 and 2011, respectively. We have a cumulative net loss from February 19, 2002 (Date of Inception) to March 31, 2012 of $(19,544,045). We have been concentrating on the development of our products, services and business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

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

GOING CONCERN QUALIFICATION

    In their Independent Auditor's Report for the fiscal years ending December 31, 2011 and 2010, Robison, Hill & Co. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”   At March 31, 2012, we had $25,341 cash on hand and $135 in accounts receivable. We have incurred a deficit of $(19,544,045) from our inception to March 31, 2012. See “Liquidity and Capital resources.”

THE QUARTER ENDED MARCH 31, 2012, COMPARED TO THE QUARTER ENDED MARCH 31, 2011.

REVENUES

    Our total revenue decreased by $493, from $405 for the quarterr ended March 31, 2011 to $898 for the quarter ended March 31, 2012. This decrease was primarily due to a decline in payphone customers and a lower volume of calls. We foresee revenues decreasing further in light of the growing trend of cell phone use. We anticipate remedying this situation by strategically placing payphones in key areas, especially where cell phone reception is not reliable.  Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue decreased for the quarter ended March 31, 2012 primarily due to a decline in payphone customers that made operator assisted calls and a lower volume of total calls. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

    On March 12, 2012 we acquired Blue Bull Ventures B.V., a Dutch corporation from our control shareholder Total-Invest International B.V. which provides venture capital from European private equity and institutional investors to emerging companies throughout the world.  We anticipate this area of our business to grow and generate revenues for us in fiscal year 2012.

COST OF SERVICES

    Our overall cost of services decreased by $102, from $792 for the quarter ended March 31, 2011, to $690 for the quarter ended March 31, 2012.  The principal costs related to the ongoing operation of our payphones include telecommunication costs, commissions and depreciation. Telecommunication costs consist of payments made by us to local exchange carriers and long distance carriers for access to and use of their telecommunications networks and service and maintenance costs. Commission expense represents payments to owners or operators of the premises at which a payphone is located and APCC commission fees related to Dial Around processing. There was no Depreciation expense in 2012 or 2011. As of March 31, 2012 and March 31, 2011, the payphone equipment was fully depreciated.

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

OPERATION AND ADMINISTATIVE EXPENSES

    Operating expenses decreased by $27,884, from $31,040 for the quarter ended March 31, 2011 to $3,156 for the quarter ended March 31, 2012.  Professional fees decreased from $24,248 for the quarter ended March 31, 2011 to $2,848 for the quarter ended March 31, 2012.  Professional fees include fees the Company pays for accountants, bookkeepers and attorneys throughout the year for performing various tasks. This decrease was primarily due to increase in legal fees from $23,098 for quarter ended March 31, 2011 to $2,848 for quarter ended March 31, 2012 and a decrease in accounting fees from $5,258 for quarter ended March 31, 2011 to $258 for quarter ended March 31, 2012.  General and Administrative expenses (G&A) decreased by $1,484 in the quarter ended March 31, 2012.  Our expenses to date are largely due to professional fees that include accounting, bookkeeping and legal fees.

LIQUIDITY AND CAPITAL RESOURCES

    In their 2011 audit report, our auditors have expressed their doubt as to our ability to continue as a going concern.  Our primary source of liquidity has been from borrowing funds from certain executive officers and principal stockholders related to certain of our executive officers. As of quarter ended March 31, 2012 and 2011, we had $25,341 and $285 in cash and cash equivalents respectively. Our net loss for quarter ended March 31, 2012 and 2011 were $(4,198) and $(37,337) respectively.  Our accounts receivable for the quarter ended March 31, 2012and 2011 were $135 and $387, respectively.  The accumulated deficit as of March 31, 2012 was $ (19,544,045).

    As of March 31, 2012, the Company owed $15,766 in Related Party Accounts Payable. As of March 31, 2012 this balance includes $15,542 due to Lyboldt-Daly Inc. for bookkeeping expenses (of which Joseph C. Passalaqua, our former officer and director is President and Sole Director).  These amounts are non-interest bearing.

    As of March 31, 2012, the Company owed $18,762 in Related Party Notes Payable.  These notes are owed to Cobalt Blue LLC, of which Mary Passalaqua, the wife of Joseph C. Passalaqua, our former officer and director is the President.  These notes are accruing simple interest between 10%, 15% and 18% annually. As of March 31, 2012, the Company owed a total principle balance of $18,762 related to these notes and had accrued $46,920 in simple interest.

    Net cash used in operating activities was $(2,930) during the three-month period ended March 31, 2012, mainly representative of the net loss incurred during 2012. This compares to net cash used in operating activities of $(33,549) during the three-month period ended March 31, 2011.

 Table of Content

    Net cash provided by investing activities was $24,136 during three-month period ended March 31, 2012.  This compares to net cash provided by investing activities of $0 for the three-month period ended March 31, 2011.

    Net cash provided by financial activities was $3,850 during three-month period ended March 31, 2012, representing the proceeds from Related Party Notes in the amount of $2,850 and Preferred Stck issued for cash in the amounts of $1,000. This compares to net cash provided by financing activities of $33,323 during the three-month period ended March 31, 2011 due to proceeds from related party notes of $33,323.

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

COMMON STOCK

    Our board of directors is authorized to issue 20,000,000,000 shares of Common stock, with a par value of $0.0001. There are an aggregate of 3,510,496,677 shares of Common Stock issued and outstanding, which are held by 228 stockholders as of the date of this Quarterly Report.  All shares of our common stock have one vote per share on all matters, including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred stockholders, if any. The holders of our common stock are entitled to equal dividends and distributions per share with respect to the Common Stock when, as and if, declared by the board of directors from funds legally available.

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

 Table of Content

PREFERRED STOCK

    Our board of directors is authorized to issue 10,000,000 shares of Common stock, with a par value of $0.0001. There are an aggregate of 3,436,453 shares of Preferred Stock issued and outstanding as of the date of this Annual Report.  On March 12, 2012, the Company issued an aggregate of 1,000,000 shares of Amended Series C Preferred Stock to Total-Invest pursuant to a Securiities Purchase Agreement for $1,000.  Each share of Amended Series C Preferred Stock may be converted at any time by Pegasus or the holders thereof into one (1) fully-paid and non-assessable shares of the Company's Common Stock and the voting rights of twenty thousand (20,000) shares.  On March 21, 2012, the Company issued an aggregate of 2,436,453 Series D Preferred Stock to Total-Invest for the acquisition of Blue Bull Ventures B.V., a Dutch limited liability company pursuant to an Acquisition Agreement.  Each share of Amended Series D Preferred Stock may be converted at any time by the Company or the holders thereof into twenty thousand (20,000) fully-paid and non-assessable shares of the Company's Common Stock and have no voting rights.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

ITEM 4.  CONTROLS AND PROCVEDURES

Evaluation of disclosure controls and procedures.

Management is responsible for establishing and maintaining adequate controls over financial reporting.  The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and may find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Table of Content

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)) as of March 31, 2012.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•	As of March 31, 2012, there was a lack of segregation of duties, in that we had only one person performing all accounting-related duties.

•	As of March 31, 2012, there were no independent directors and no independent audit committee.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

An investment in our shares is speculative and involves a high degree of risk.  Therefore, you should not invest in our shares unless you are able to bear a loss of your entire investment.  You should  carefully consider the following factors as well as those set forth in our annual report on Form 10-K for the year ended December 31, 2011 and the other information contained herein before deciding to invest in our shares.  Factors that could cause actual results to differ from our expectations, statements or projections include the risks and uncertainties relating to our business described above.  The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods.  We believe that many of the risks detailed here and in our SEC filings are part of doing business in our industry and will likely be present in all periods reported.  The fact that certain risks are endemic to our industry does not lessen the significance of the risk.  We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock.  This report and statements that we may make from time to time may contain forward-looking information.  There can be no assurance that actual results will not differ materially from our expectations, statements or projections.

Table of Content

We are a development stage company and have history of losses since our inception.  If we cannot reverse our losses, we will have to discontinue operations.

   At March 31, 2012, we had $25,341 in cash on hand and an accumulated deficit of $(19,544,045), causing our auditors to express their doubt as to our ability to continue as a going concern. We anticipate incurring losses in the near future.  We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

Our history of losses is expected to continue and will need to obtain additional capital financing in the future.

   We have a history of losses and expect to generate losses until such a time when we can become profitable in the collection of payphone service fees.

   As of March 31, 2012, we had $25,341 in cash and cash equivalents on hand and an accumulated deficit of $(19,544,045).
    As of March 31, 2012, the Company had Related Party Accounts Payable in the amount of $15,542 due to Lyboldt-Daly, Inc. for Bookkeeping expenses.  Joseph Passalaqua (a former officer and director of the company) is President and Sole Director of Lyboldt-Daly, Inc.
    As of March 31, 2012, the Company owed $18,762 in Related Party Notes Payable.  These notes are owed to Shareholders of the Company, Joseph C. Passalaqua, Mary Passalaqua, and Cobalt Blue of which Mary Passalaqua is President.  These notes are accruing simple interest of 10%, 15% and 18% annually. As of March 31, 2012, the Company owed a total principle balance of $18,762 related to these notes and had accrued $46,920 in simple interest.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

    None

Table of Content
ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by
Reference
Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date

3.1	Certificate of Incorporation as filed with the Delaware Secretary of State dated February 19, 2002.	10-SB	5/7/2007

3.2	Amended Certificate of Incorporation as filed with the Delaware Secretary of State dated September 21, 2006	10-SB	5/7/2007

3.3	Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State dated May 15, 2007	10-SB	5/7/2007

3.4	Certificate of the Designations, Powers Preferences and Rights of the Series A Convertible Preferred Stock as filed with the Delaware Secretary of State dated August 5, 2008	8-K	8/27/2008

3.5	Certificate of the Designations, Powers Preferences and Rights of the Series B Convertible Preferred Stock and cancellation of the Series A Convertible Preferred Stock as filed with the Delaware Secretary of State dated February 10, 2011	10-K	5/4/2012

3.6	Amended Certificate of the Designations, Powers Preferences and Rights of the Series B Convertible Preferred Stock as filed with the Delaware Secretary of State dated June 13, 2011	8-K	6/16/2011

3.7	Certificate of the Designations, Powers Preferences and Rights of the Series C Convertible Preferred Stock as filed with the Delaware Secretary of State dated June 13, 2011	8-K	6/16/2011

3.8	Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State dated July 5, 2011	10-K	5/4/2012

3.9	Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State dated September 29, 2011	10-K	5/4/2012

3.10	Amended Certificate of the Designations, Powers Preferences and Rights of the Series C Convertible Preferred Stock as filed with the Delaware Secretary of State dated March 15, 2012	8-K	3/16/2012

3.11	Cancellation of the Series B Convertible Preferred Stock as filed with the Delaware Secretary of State dated March 26, 2012	8-K/A	4/10/2012

3.12	Certificate of the Designations, Powers Preferences and Rights of the Series D Convertible Preferred Stock as filed with the Delaware Secretary of State dated March 26, 2011	8-K	3/26/2012

3.13	By-laws	10-SB	5/7/2007

10.1	Series C Preferred Stock Purchase Agreement dated March 12, 2012	8-K	3/16/2012

10.2	Acquisition Agreement of Blue Bull Ventures B.V. from Total-Invest International B.V. dated March 21, 2012	8-K	3/26/2012

14.1	Code of Ethics	8-K	4/5/2012

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Reports on Form 8-K

Description	Form	Filing Date

Item 1.02: Termination of a Definitive Agreement; Item 5.01: Change of Control of Registrant; Item 5.02: Departure of Director or Certain Officers; Election of Directors; Appointment of Certain Officers
	8-K	1/18/2012

Item 3.02: Unregistered Sales of Equity Securities; Item 5.01: Change in Control of Registrant; Item 5.02: Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Item 5.03: Amendment to Articles of Incorporation; Item 9.01 Exhibits
	8-K	3/16/2012

Item 1.01: Entry into a Material Definitive Agreement; Item 1.02: Termination of a Material Definitive Agreement; Item 9.01: Exhibits	8-K	3/26/2012

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEGASUS TEL, INC.
Date: May 14, 2012
	By:	/s/ JERRY GRUENBAUM
Jerry Gruenbaum
President, Director, Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2012	By:	/s/ NATHAN LAPKIN
Nathan Lapkin
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)