Form 10-Q/A
period 2012-03-31
PEGASUS TEL, INC.
filed 2012-05-30
CIK 1377469

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,510,496,677 shares of common stock issued and outstanding as of May 29, 2012.

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

Market Information

Our common stock is quoted on the OTC Electronic Bulletin Board.  We obtained our trading symbol which is PTEL.OB and the right to trade on June 15, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

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

PEGASUS TEL, INC.
Date: May 29 , 2012
	By:	/s/ JERRY GRUENBAUM
Jerry Gruenbaum
President, Director, Chief Executive Officer
(Principal Executive Officer)

Date: May 29 , 2012	By:	/s/ NATHAN LAPKIN
Nathan Lapkin
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)