Form 10-Q
period 2012-06-30
PEGASUS TEL, INC.
filed 2012-08-20
CIK 1377469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,510,496,677 shares of common stock issued and outstanding as of August 20, 2012.

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

Table of Content

PART I

ITEM 1           FINANCIAL STATEMENTS

PEGASUS TEL, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

CONTENTS

Consolidated Balance Sheets as of June 30, 2012 (Unaudited)	Page 6

Consolidated Statements of Operations for the three months ended June 30, 2012 and for the Period from February 1, 2011 to June 30, 2012 (unaudited)	7

Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and for the Period from February 1, 2011 to june 30, 2012 (unaudited)	8

Notes to Consolidated Financial Statements (Unaudited)	9

Table of Content
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

June 30,
2012
(Unaudited)
Assets:
Cash and Cash Equivalents	$-
VAT Receivable	2,664
Investment in Kingstart Int'l	116,573
Investment in Blue Bull Ventures Corp	4,996

Total Current Assets	124,233

Total Assets	$124,233

Liabilities:
Accounts Payable	$37,638
Overdrawn Cash	1,097
VAT Payable	2,410
Accounts Payable- Related Party	15,766
Accrued Interest	47,798
Related Party Notes Payable	25,246
Notes Payable	157,333

Total Current Liabilities	287,288

Total Liabilities	287,288

Stockholders' Equity:
Preferred Stock, Series C Convertible, Par value $0.0001, Authorized 10,000,000 shares Issued 1,000,000 shares at June 30, 2012	100
Preferred Stock, Series D Convertible, Par value $0.0001, Authorized 10,000,000 shares Issued 2,436,453 shares at June 30, 2012	244
Common Stock, Par value $0.0001, Authorized 19,990,000,000 shares Issued 3,510,496,677 shares	351,050
Paid-In Capital	22,700
Stock Subscription Receivable	(150,000)
Retained Deficit	(346,429)
Deficit Accumulated During Development Stage	(40,720)
Total Stockholders' Equity	(163,055)

Total Liabilities and Stockholders' Equity	$124,233

The accompanying notes are an integral part of these financial statements.

Table of Content
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Period from	Cumulative Since
	Months	February 1, 2012	February 1, 2012
	Ended	to	Inception of
	June 30, 2012	June 30, 2012	Development Stage
Revenues	$473	$473	$473
Costs of Services	(690)	(690)	(690)

Gross Margin	(217)	(217)	(217)

Expenses
Accounting	22,040	22,040	22,040
General and Administrative	3,365	3,370	3,370
Legal	-	-	-
Outside Services	13,457	13,457	13,457
Related Party Bookkeeping
Stock for Services	-	-	-
Operating Expenses	38,862	38,867	38,867

Operating Income (Loss)	(39,079)	(39,084)	(39,084)

Other Income (Expense)
Finance Charge	-	-	-
Interest Expense	(878)	(1,636)	(1,636)

Net Loss Before Taxes	(39,957)	(40,720)	(40,720)

Income and Franchise Tax	-	-	-

Net Loss	$(39,957)	$(40,720)	$(40,720)

Loss per Share, Basic & Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	3,510,496,677	3,510,496,677

The accompanying notes are an integral part of these financial statements.

Table of Content
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
	For the Three	For the Period	February 1,
	Months	From	2012
	Ended	February 1, 2012	Inception of
	June 30,	to	Development
	2012	June 30, 2012	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(39,957)	$(40,720)	$(40,720)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	135	135	135
Increase (Decrease) in VAT Receivable	(2,663)	(2,663)	(2,663)
Increase (Decrease) in Accounts Payable	2,565	2,570	2,570
Increase (Decrease) in VAT Payable	2,410	2,410	2,410
Increase in Interest Payable	878	1,636	1,636
Net Cash Used in Operating Activities	(36,632)	(36,632)	(36,632)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from Pegasus in reverse merger	1,210	1,210	1,210
Investment in Kingstart Int'l	(121,569)	(121,569)	(121,569)
Net cash provided by Investing Activities	(120,359)	(120,359)	(120,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Overdrawn Cash	1,097	1,097	1,097
Contributed Capital	22,700	22,700	22,700
Proceeds from Notes Payable	126,710	126,710	126,710
Proceeeds from Related Party Notes	6,484	6,484	6,484
Net Cash Provided by Financing Activities	156,991	156,991	156,991

Net (Decrease) Increase in Cash	-	-	-
Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
NONE.

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

Interim Financial Statements

The unaudited financial statements as of June 30, 2012 and the three and six months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all three and six months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

The Company has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

For accounting purposes, the shares exchange has been treated as a reverse merger since the acquired entitiy now forms the basis for operations and the transaction resulted in a change of control.  Accordingly, a new reporting entity was created and Blue Bull Ventures B.V. is treated as the successor issuer for reporting purposes.  The accompanying financial statements have been prepared to reflect the assets, liabilities and operations of Blue Bull Ventures and Pegasus Tel, Inc.  For equity purposes, the shares issued to acquire Blue Bull Ventures (2,436,453 series D preferred shares) have been shown to be issued and outstanding since inception, with the previous outstanding (3,510,496,677 common shares and 1,000,000 series C preferred shares) treated as a new issuance as of the date of the merger.  The additional paid-in capital and retained deficit shown are those of the new reporting entity.

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

On March 21, 2012 the Company consummated an acquisition agreement to purchase 100% of the outstanding shares of Blue Bull Ventures B.V. for the issuance of 2,436,453 shares of preferred stock series D (referenced in note 12).

The Company is in the development stage, and has not commenced planned principal operations.  The Company has a December 31 year end.

Nature of Business

 The Company is a merchant banking firm working through its wholly owned subsidiary Blue-Bull Ventures BV, a Dutch company operating from Amsterdam, the Netherlands, with entrepreneurs, corporations and professional investors to deliver exceptional merger advisory, financings, valuation and consulting services to small-market public and private technology and business services companies and family-owned businesses.  The Company strives to provide their clients with advise with frank insight into their businesses and unbiased advice on growth opportunities.

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
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits.  As of June 30, 2012, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to un-collectability. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2012, the Company has determined an allowance for doubtful accounts is not necessary.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $(1,097) as of June 30, 2012.  Total cash at June 30, 2012 includes a cash deficit of $(2,374) held by Blue Bull Ventures B.V., the Company’s 100% owned subsidiary.

Accounts Receivable

Accounts Receivable consists of Local Service revenue and Commission Revenue.  As of June 30, 2012, the Company has determined there is no accounts receivable.

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

Foreign Currency Translation

The Company considers the EURO (“€”) to be its functional currency for its wholly owned subsidiary Blue Bull Ventures BV.  Assets were translated into US dollars (“US$”) as of March 21, 2012, the date of acquisition exchange rate of €1.00 to US$ 1.3225 and as of April 27, 2012, the date of acquisition of the 19.9% interest in Dailyal BV exchange rate of €1.00 to US$ 1.3229 (see note 14).  At the end of the June 30, 2012 quarter the translation of the Blue Bull Ventures B.V. results are done at an exchange rate of €1.00 to US$1.2671.

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

Table of Content
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 5 - COMMITMENTS

As of June 30, 2012, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 -  STOCK TRANSACTIONS

During the period from February 1, 2012 to June 30, 2012, the Company had the following issuances of stock:

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

Prior to executing the reverse merger, the Company issued an aggregate of 1,000,000 shares of Series C Preferred Stock to Total-Invest B.V. a Dutch limited liability company located in Amsterdam in the Netherlands pursuant to a Securities Purchase Agreement for $0.0001 per share of Series C Preferred Stock which are convertible to 10 common shares for each Series C Preferred Stock outstanding.  The shares were sold for $1,000.  These shares have been treated as shares issued as of the merger date since Blue Bull Ventures is the surviving company for reporting purposes.

Prior to executing the reverse merger, the Company 3,510,496,677 shares of common stock issued and outstanding.  These shares have been treated as shares issued as of the merger date since Blue Bull Ventures is the surviving company for reporting purposes.  On March 21, 2012, the Company issued 3,510,496,677 shares of common stock to the previous shareholders of Pegasus Tel, Inc.

As of June 30, 2012, the company had a stock subscription receivable for $150,000.  Prior to the executing the reverse merger, the Compay had issued 300,000,000 for $150,000 as part of a stock purchase agreement.  These shares are included in the 3,510,496,677 total shares outstanding.  On February 24, 2012, a stop order was placed by the Company on these shares because they have not been paid for.

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

Table of Content
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 7 –  ACCOUNTS PAYABLE- RELATED PARTY

The Company had a related party accounts payable balance as of June 30, 2012 in the amount of $15,766. The balances are comprised of $15,542 due to Lyboldt-Daly, Inc. for bookkeeping expenses and $224 due to shareholder advances.

NOTE 8 –NOTES PAYABLE

June 30, 2012

Note Payable- Flash Funding, Inc.	30,623
Note Payable- Cobalt Blue LLC	19,861
Accrued interest	47,978

$98,282

On May 13, 2011, Cobalt Blue LLC advanced the Company $15,912.  This note is accruing simple interest at 18% per annum and is payable in full on demand.

On February 29, 2012, Cobalt Blue LLC advanced the Company $2,850.  This note is accruing simple interest at 18% per annum and is payable in full on demand.

On April 3, 2012, Cobalt Blue LLC advanced the Company $835.  This note is accruing simple interest at 18% per annum and is payable in full on demand.

On June 21, 2012, Cobalt Blue LLC advanced the Company $264.  This note is accruing simple interest at 18% per annum and is payable in full on demand.

As of June 30, 2012, the Company owed a total principal balance of $19,861 related to these notes and has accrued $3,445 in simple interest.

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

On October 20, 2011 200,000,000 shares were issued to Flash Funding Inc. for the reduction of $10,000.

At June 30, 2012 , $30,623 was due on this note.

Note Payable- Dubarry by Blue Bull Ventures BV

On April 1, 2012, Blue Bull Venture, BV signed a one year 8% interest note with Mr. Dubarry.

Table of Content
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 9 – RESCINDED PURCHASE AGREEMENT

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

NOTE 10 - ACQUISITION AGREEMENT

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

NOTE 11 - CHANGE OF CONTROL

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

NOTE 12 – INVESTMENTS

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

On July 24, 2012, the Company’s subsidiary Blue Bull Ventures, B.V. acquired a 19.8% interest in Kingstart International BV, a Dutch limited liability company.  Blue Bull Ventures acquired the interest in Dailyal BV in return for a future line of credit to enable Kingstart to sell to its products through Groupon.

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

BASIS OF PRESENTATION

The unaudited financial statements of Pegasus Tel, Inc., a Delaware corporation (“Pegasus”, “Pegasus Tel.”, “the Company”, “our”, or “we”) for the three months ended June 30, 2012, should be read in conjunction with the notes thereto. In the opinion of management, the unaudited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation.  Interim results are not necessarily indicative of results to be expected for the entire year.

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

DESCRIPTION OF BUSINESS

   The Company is a merchant banking firm working through its wholly owned subsidiary Blue-Bull Ventures BV, a Dutch company operating from Amsterdam, the Netherlands, with entrepreneurs, corporations and professional investors to deliver exceptional merger advisory, financings, valuation and consulting services to small-market public and private technology and business services companies and family-owned businesses.  The Company strives to provide their clients with advise with frank insight into their businesses and unbiased advice on growth opportunities.

    The Company was incorporated under the laws of the State of Delaware on February 19, 2002 to enter into the telecommunication business.  On March 21, 2012, the Company changed its direction when it acquired in a reverse merger Blue Bull Ventures B.V., a Dutch limited liability company that provides venture capital from European private equity and institutional investors as well as advisory and management resources to emerging companies throughout the world, primarily in Europe, including providing financial advice and resources on mergers, acquisitions, restructuring, financing and capital raising from Total-Invest for 2,436,453 Series D Preferred Stock of the Company.

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

    On March 21, 2012, the Company acquired Blue Bull Ventures B.V., a Dutch limited liability company that provides venture capital from European private equity and institutional investors as well as advisory and management resources to emerging companies throughout the world, primarily in Europe, including providing financial advice and resources on mergers, acquisitions, restructuring, financing and capital raising from Total-Invest for 2,436,453 Series D Preferred Stock of the Company.   The Company's financial statements reflect that the transaction was booked as a reverse merger.

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

    On July 24, 2012, the Company’s subsidiary Blue Bull Ventures, B.V. acquired a 19.8% interest in Kingstart International BV, a Dutch limited liability company.  Blue Bull Ventures acquired the interest in Dailyal BV in return for a future line of credit to enable Kingstart to sell to its products through Groupon.

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

GOING CONCERN QUALIFICATION

    In their Independent Auditor's Report for the fiscal years ending December 31, 2011 and 2010, Robison, Hill & Co. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”   At June 30, 2012, we had $0 cash on hand and $2,664 in accounts receivable. We have incurred a deficit of $(40,720) from February 1, 2012 Incetption of Development Stage to June 30, 2012. See “Liquidity and Capital resources.”

 Table of Content

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

Table of Content

    On March 21, 2012, the Company acquired Blue Bull Ventures B.V., a Dutch limited liability company that provides venture capital from European private equity and institutional investors as well as advisory and management resources to emerging companies throughout the world, primarily in Europe, including providing financial advice and resources on mergers, acquisitions, restructuring, financing and capital raising from Total-Invest for 2,436,453 Series D Preferred Stock of the Company.  The Company's financial statements reflect that the transaction was booked as a reverse merger.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from the fact that the area in which we do business is highly competitive and constantly evolving. The market in which we do business is highly competitive and constantly evolving. We face competition from the larger and more established companies, from companies that have greater resources, including but not limited to, more money, and greater ability to expand their markets also cut into our potential customers. Many of our competitors have longer operating histories, significantly greater financial strength, nationwide advertising coverage and other resources that we do not have.

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

Table of Content

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)) as of June 30, 2012.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•	As of June 30, 2012, there was a lack of segregation of duties, in that we had only one person performing all accounting-related duties.

•	As of June 30, 2012, there were no independent directors and no independent audit committee.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          None

ITEM 1A.  RISK FACTORS

          The Company is not required to provide the information required by this item as it is a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   None.

Table of Content
ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

    None

Table of Content
ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by
Reference
Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date

3.1	Certificate of Incorporation as filed with the Delaware Secretary of State dated February 19, 2002.	10-SB	5/7/2007

3.2	Amended Certificate of Incorporation as filed with the Delaware Secretary of State dated September 21, 2006	10-SB	5/7/2007

3.3	Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State dated May 15, 2007	10-SB	5/7/2007

3.4	Certificate of the Designations, Powers Preferences and Rights of the Series A Convertible Preferred Stock as filed with the Delaware Secretary of State dated August 5, 2008	8-K	8/27/2008

3.5	Certificate of the Designations, Powers Preferences and Rights of the Series B Convertible Preferred Stock and cancellation of the Series A Convertible Preferred Stock as filed with the Delaware Secretary of State dated February 10, 2011	10-K	5/4/2012

3.6	Amended Certificate of the Designations, Powers Preferences and Rights of the Series B Convertible Preferred Stock as filed with the Delaware Secretary of State dated June 13, 2011	8-K	6/16/2011

3.7	Certificate of the Designations, Powers Preferences and Rights of the Series C Convertible Preferred Stock as filed with the Delaware Secretary of State dated June 13, 2011	8-K	6/16/2011

3.8	Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State dated July 5, 2011	10-K	5/4/2012

3.9	Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State dated September 29, 2011	10-K	5/4/2012

3.10	Amended Certificate of the Designations, Powers Preferences and Rights of the Series C Convertible Preferred Stock as filed with the Delaware Secretary of State dated March 15, 2012	8-K	3/16/2012

3.11	Cancellation of the Series B Convertible Preferred Stock as filed with the Delaware Secretary of State dated March 26, 2012	8-K/A	4/10/2012

3.12	Certificate of the Designations, Powers Preferences and Rights of the Series D Convertible Preferred Stock as filed with the Delaware Secretary of State dated March 26, 2011	8-K	3/26/2012

3.13	By-laws	10-SB	5/7/2007

10.1	Series C Preferred Stock Purchase Agreement dated March 12, 2012	8-K	3/16/2012

10.2	Acquisition Agreement of Blue Bull Ventures B.V. from Total-Invest International B.V. dated March 21, 2012	8-K	3/26/2012

14.1	Code of Ethics	8-K	4/5/2012

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Reports on Form 8-K

Description	Form	Filing Date

None

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEGASUS TEL, INC.
Date: August 20, 2012
	By:	/s/ JERRY GRUENBAUM
Jerry Gruenbaum
President, Director, Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2012	By:	/s/ NATHAN LAPKIN
Nathan Lapkin
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)