Form 10-Q/A
period 2012-03-31
PEGASUS TEL, INC.
filed 2012-09-05
CIK 1377469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10- Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 333-167451

PEGASUS TEL, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-2039686
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of icorporation or organization)

116 Court Street, Suite 707
New Haven , Connecticut	06511
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code (203) 823-9136

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,510,496,677 shares of common stock issued and outstanding as of September 5 , 2012.

Explanatory Note

The purpose of this Amendment No. 2 (the “Amendment”) to Pegasus Tel, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the Securities and Exchange Commission on May 30, 2012 (the “Form 10-Q/A”), is filed to reflect that on March 21, 2012 the Company changed its line of business and a change of control of the Company took place when it consummated an acquisition agreement to purchase 100% of the outstanding shares of Blue Bull Ventures B.V. The acquisition is being recorded in the Form 10 Q/A as a reverse merger.

No other changes have been made to the Form 10-Q.  This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PEGASUS TEL, INC.

FORM 10-Q/A

Table of Content
INFORMATION REGARDING FORWARD-LOOKING DISCLOSURE

This quarterly report on Form 10-Q/A contains forward-looking statements. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined under Item 1A, Risk Factors, in our most recent annual report on Form 10-K, and any updated risk factors we include in our quarterly reports on Form 10-Q and other filings with the SEC. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

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

Table of Content

PART I

ITEM 1           FINANCIAL STATEMENTS

PEGASUS TEL, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

CONTENTS

Consolidated Balance Sheets as of March 31, 2012 (Unaudited)	Page 6

Consolidated Statements of Operations for the Period from February 1, 2011 to March 31, 2012 (unaudited)	7

Consolidated Statements of Cash Flows for the Period from February 1, 2011 to March 31, 2012 (unaudited)	8

Notes to Consolidated Financial Statements (Unaudited)	9

Table of Content
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

March 31,
2012
(Unaudited)
Assets:
Cash and Cash Equivalents	$25,340
Accounts Receivable	135

Total Current Assets	25,475

Total Assets	$25,475

Liabilities:
Accounts Payable	$35,066
Accounts Payable- Related Party	15,766
Accrued Interest	46,920
Related Party Notes Payable	42,898
Notes Payable	30,623

Total Current Liabilities	171,273

Total Liabilities	171,273

Stockholders' Equity:
Preferred Stock, Series C Convertible, Par value $0.0001, Authorized
10,000,000 shares Issued 1,000,000 shares at March 31, 2012	100
Preferred Stock, Series D Convertible, Par value $0.0001, Authorized
10,000,000 shares Issued 2,436,453 shares at March 31, 2012	244
Common Stock, Par value $0.0001, Authorized 19,990,000,000 shares
Issued 3,510,496,677 shares at March 31, 2012	351,050
Paid-In Capital	-
Stock Subscription Receivable	(150,000)
Retained Deficit	(346,429)
Deficit Accumulated During Development Stage	(763)
Total Stockholders' Equity	(145,798)

Total Liabilities and Stockholders' Equity	$25,475

The accompanying notes are an integral part of these financial statements.

Table of Content
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Cumulative
		Since
	For the Period	February 1,
	from	2012
	February 1, 2012	Inception of
	to	Development
	March 31, 2012	Stage
Revenues	$-	$-
Costs of Services	-	-

Gross Margin	-	-

Expenses
Accounting	-	-
General and Administrative	5	5
Legal	-	-
Outside Services	-	-
Related Party Bookkeeping	-	-
Stock for Services	-	-
Operating Expenses	5	5

Operating Income (Loss)	(5)	(5)

Other Income (Expense)
Finance Charge	-	-
Interest Expense	(758)	(758)

Net Loss Before Taxes	(763)	(763)

Income and Franchise Tax	-	-

Net Loss	$(763)	$(763)

Loss per Share, Basic &
Diluted	$(0.00)

Weighted Average Shares
Outstanding	3,510,496,677

The accompanying notes are an integral part of these financial statements.

Table of Content
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Cumulative
		Since
	For the Period	February 1,
	From	2012
	February 1, 2912	Inception of
	to	Development
	March 31, 2012	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(763)	$(763)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Changes in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	-	-
Increase (Decrease) in VAT Receivable	-	-
Increase (Decrease) in Accounts Payable	-	-
Increase (Decrease) in VAT Payable	-	-
Increase in Interest Payable	758	758
Net Cash Used in Operating Activities	(5)	(5)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from Pegasus in reverse merger	1,210	1,210
Net cash provided by Investing Activities	1,210	1,210

CASH FLOWS FROM FINANCING ACTIVITIES:
Overdrawn Cash	-	-
Contributed Capital	-	-
Proceeds from Notes Payable	-	-
Proceeeds from Related Party Notes	24,135	24,135
Net Cash Provided by Financing Activities	24,135	24,135

Net (Decrease) Increase in Cash	25,340	25,340
Cash at Beginning of Period	-	-
Cash at End of Period	$25,340	$25,340

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:		`
Cash paid during the year for:
Interest	$-	$-
Franchise and Income Taxes	$-	$-

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

Interim Financial Statements

The unaudited financial statements as of March 31, 2012 and the period from February 1, 2012 to March 31, 2012 , reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all three six months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $25,341 as of March 31, 2012.  Total cash at March 31, 2012 includes a cash deficit of $24,136 held by Blue Bull Ventures B.V., the Company’s 100% owned subsidiary.

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

NOTE 6 -  STOCK TRANSACTIONS

During the period from February 1, 2012 to March 31, 2012, the Company had the following issuances of stock:

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

As of March 31, 2012, the company had a stock subscription receivable for $150,000.  Prior to the executing the reverse merger, the Compay had issued 300,000,000 for $150,000 as part of a stock purchase agreement.  These shares are included in the 3,510,496,677 total shares outstanding.  On February 24, 2012, a stop order was placed by the Company on these shares because they have not been paid for.

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
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 7 –  ACCOUNTS PAYABLE- RELATED PARTY

The Company had a related party accounts payable balance as of March 31, 2012 in the amount of $15,766. The balances are comprised of $15,542 due to Lyboldt-Daly, Inc. for bookkeeping expenses and $224 due to shareholder advances.

NOTE 8 –NOTES PAYABLE

March 31, 2012

Note Payable- Flash Funding, Inc.	30,623
Related Party Notes Payable	42,898
Accrued interest	46,920

$120,441

Related Party Notes Payable

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

Blue Bull received an advance of $24,136 from a related party to open its bank account upon formation.  This advance was repaid during the 2nd quarter.

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

At March 31, 2012 , $30,623 was due on this note.

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

BASIS OF PRESENTATION

The unaudited financial statements of Pegasus Tel, Inc., a Delaware corporation (“Pegasus”, “Pegasus Tel.”, “the Company”, “our”, or “we”) for the period from February 1, 2012 to March 31, 2012, should be read in conjunction with the notes thereto. In the opinion of management, the unaudited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation.  Interim results are not necessarily indicative of results to be expected for the entire year.

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

GOING CONCERN QUALIFICATION

    In their Independent Auditor's Report for the fiscal years ending December 31, 2011 and 2010, Robison, Hill & Co. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”    On March 31, 2012, we had $25,341 in cash on hand and $135 in accounts receivable. We have incurred a deficit of $(763) from February 1, 2012 Incetption of Development Stage to March 31, 2012. See “Liquidity and Capital resources.”

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          None

ITEM 1A.  RISK FACTORS

          The Company is not required to provide the information required by this item as it is a smaller reporting company .

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   None.

Table of Content
ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

    None

Table of Content
ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by
Reference
Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date

3.1	Certificate of Incorporation as filed with the Delaware Secretary of State dated February 19, 2002.	10-SB	5/7/2007

3.2	Amended Certificate of Incorporation as filed with the Delaware Secretary of State dated September 21, 2006	10-SB	5/7/2007

3.3	Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State dated May 15, 2007	10-SB	5/7/2007

3.4	Certificate of the Designations, Powers Preferences and Rights of the Series A Convertible Preferred Stock as filed with the Delaware Secretary of State dated August 5, 2008	8-K	8/27/2008

3.5	Certificate of the Designations, Powers Preferences and Rights of the Series B Convertible Preferred Stock and cancellation of the Series A Convertible Preferred Stock as filed with the Delaware Secretary of State dated February 10, 2011	10-K	5/4/2012

3.6	Amended Certificate of the Designations, Powers Preferences and Rights of the Series B Convertible Preferred Stock as filed with the Delaware Secretary of State dated June 13, 2011	8-K	6/16/2011

3.7	Certificate of the Designations, Powers Preferences and Rights of the Series C Convertible Preferred Stock as filed with the Delaware Secretary of State dated June 13, 2011	8-K	6/16/2011

3.8	Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State dated July 5, 2011	10-K	5/4/2012

3.9	Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State dated September 29, 2011	10-K	5/4/2012

3.10	Amended Certificate of the Designations, Powers Preferences and Rights of the Series C Convertible Preferred Stock as filed with the Delaware Secretary of State dated March 15, 2012	8-K	3/16/2012

3.11	Cancellation of the Series B Convertible Preferred Stock as filed with the Delaware Secretary of State dated March 26, 2012	8-K/A	4/10/2012

3.12	Certificate of the Designations, Powers Preferences and Rights of the Series D Convertible Preferred Stock as filed with the Delaware Secretary of State dated March 26, 2011	8-K	3/26/2012

3.13	By-laws	10-SB	5/7/2007

10.1	Series C Preferred Stock Purchase Agreement dated March 12, 2012	8-K	3/16/2012

10.2	Acquisition Agreement of Blue Bull Ventures B.V. from Total-Invest International B.V. dated March 21, 2012	8-K	3/26/2012

14.1	Code of Ethics	8-K	4/5/2012

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Reports on Form 8-K

Description	Form	Filing Date

Itrem 1.02: Termniation of a Definitive Agreement; Item 5.01: Change of Control of Registrant; Item 5.02: Departure of Certain Officers; Election of Directors; Appointment of Certain Officers	8-K	1/18/2012

Item 3.02: Unregistered Sales of Equity Securities; Item 5.01: Change in Control of Registrant; Item 5.02: Departure of Directors of Certain Officers; Election of Directors; Appointment of Certain Officers; Item 5.03: Amendment to Articles of Incorporation; Item 9.01 Exhibits	8-K	3/16/2012

Item 1.01: Entry into a Material Definitive Agreement; Item 1.02: Termination of a Material Definitive Agreement; Item 9.01: Exhibits	8-K	3/26/2012

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEGASUS TEL, INC.
Date: September 5 , 2012
	By:	/s/ JERRY GRUENBAUM
Jerry Gruenbaum
President, Director, Chief Executive Officer
(Principal Executive Officer)

Date: September 5 , 2012	By:	/s/ NATHAN LAPKIN
Nathan Lapkin
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)