Form 10-Q/A
period 2012-06-30
PEGASUS TEL, INC.
filed 2012-09-14
CIK 1377469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 333-167451

PEGASUS TEL, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-2039686
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of icorporation or organization)

116 Court Street, Suite 707
New Haven, Connecticut	06511
(Address of principal executive offices)	(Zip Code)

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

Explanatory Note

Pegasus Tel, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 20, 2012 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL INSTANCE DOCUMENTS
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by
Reference
Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date

3.1	Certificate of Incorporation as filed with the Delaware Secretary of State dated February 19, 2002.	10-SB	5/7/2007

3.2	Amended Certificate of Incorporation as filed with the Delaware Secretary of State dated September 21, 2006	10-SB	5/7/2007

3.3	Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State dated May 15, 2007	10-SB	5/7/2007

3.4	Certificate of the Designations, Powers Preferences and Rights of the Series A Convertible Preferred Stock as filed with the Delaware Secretary of State dated August 5, 2008	8-K	8/27/2008

3.5	Certificate of the Designations, Powers Preferences and Rights of the Series B Convertible Preferred Stock and cancellation of the Series A Convertible Preferred Stock as filed with the Delaware Secretary of State dated February 10, 2011	10-K	5/4/2012

3.6	Amended Certificate of the Designations, Powers Preferences and Rights of the Series B Convertible Preferred Stock as filed with the Delaware Secretary of State dated June 13, 2011	8-K	6/16/2011

3.7	Certificate of the Designations, Powers Preferences and Rights of the Series C Convertible Preferred Stock as filed with the Delaware Secretary of State dated June 13, 2011	8-K	6/16/2011

3.8	Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State dated July 5, 2011	10-K	5/4/2012

3.9	Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State dated September 29, 2011	10-K	5/4/2012

3.10	Amended Certificate of the Designations, Powers Preferences and Rights of the Series C Convertible Preferred Stock as filed with the Delaware Secretary of State dated March 15, 2012	8-K	3/16/2012

3.11	Cancellation of the Series B Convertible Preferred Stock as filed with the Delaware Secretary of State dated March 26, 2012	8-K/A	4/10/2012

3.12	Certificate of the Designations, Powers Preferences and Rights of the Series D Convertible Preferred Stock as filed with the Delaware Secretary of State dated March 26, 2011	8-K	3/26/2012

3.13	By-laws	10-SB	5/7/2007

10.1	Series C Preferred Stock Purchase Agreement dated March 12, 2012	8-K	3/16/2012

10.2	Acquisition Agreement of Blue Bull Ventures B.V. from Total-Invest International B.V. dated March 21, 2012	8-K	3/26/2012

14.1	Code of Ethics	8-K	4/5/2012

21.1	Subsidiaries of the Registrant	10-Q	8/20/2012

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	10-Q	8/20/2012

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	10-Q	8/20/2012

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	10-Q	8/20/2012

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	10-Q	8/20/2012

101.INS	XBRL INSTANCE DOCUMENTS

101 SCH	XBRL TAXONOMY EXTENSION SCHEMA

101 CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101 DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101 LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101 PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEGASUS TEL, INC.
Date: September 13 , 2012
	By:	/s/ JERRY GRUENBAUM
Jerry Gruenbaum
President, Director, Chief Executive Officer
(Principal Executive Officer)

Date: September 13 , 2012	By:	/s/ NATHAN LAPKIN
Nathan Lapkin
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)