Form 10-Q
period 2012-09-30
PEGASUS TEL, INC.
filed 2012-11-19
CIK 1377469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,510,496,677 shares of common stock issued and outstanding as of November 16, 2012.

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

Table of Content

PART I

ITEM 1           FINANCIAL STATEMENTS

PEGASUS TEL, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

CONTENTS

Consolidated Balance Sheets as of September 30, 2012 (Unaudited)	Page 6

Consolidated Statements of Operations for the three months ended Sept. 30, 2012 and for the Period from February 1, 2011 to September 30, 2012 (unaudited)	7

Consolidated Statements of Cash Flows for the Period from February 1, 2011 to September 30, 2012 (unaudited)	8

Notes to Consolidated Financial Statements (Unaudited)	9

Table of Content
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

Sept .30
2012
(Unaudited)
Assets:
Cash and Cash Equivalents	$1,505
Investment in Kingstart Int'l	120,792
Investment in Blue Bull Ventures Corp	1,874

Total Current Assets	124,171

Total Assets	$124,171

Liabilities:
Accounts Payable	$42,100
VAT Payable	560
Accounts Payable- Related Party	15,283
Accrued Interest	48,687
Related Party Notes Payable	26,649
Notes Payable	159,922

Total Current Liabilities	293,201

Total Liabilities	293,201

Stockholders' Equity:
Preferred Stock, Series C Convertible, Par value $0.0001, Authorized 10,000,000 shares Issued 1,000,000 shares at September 30, 2012	100
Preferred Stock, Series D Convertible, Par value $0.0001, Authorized 10,000,000 shares Issued 2,436,453 shares at September 30, 2012	244
Common Stock, Par value $0.0001, Authorized 19,990,000,000 shares Issued 3,510,496,677 shares	351,050
Paid-In Capital	22,700
Stock Subscription Receivable	(150,000)
Retained Deficit	(346,429)
Deficit Accumulated During Development Stage	(46,695)
Total Stockholders' Equity	(169,030)

Total Liabilities and Stockholders' Equity	$124,171

The accompanying notes are an integral part of these financial statements.

Table of Content
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Since
	For the Three	For the Period	February 1,
	Months	from	2012
	Ended	February 1, 2012	Inception of
	September 30,	to	Development
	2012	September 30, 2012	Stage
Revenues	$500	$973	$973
Costs of Services	(239)	(929)	(929)

Gross Margin	261	44	44

Expenses
Accounting	5,500	27,540	27,540
General and Administrative	(2,578)	792	792
Outside Services	-	13,457	13,457
Operating Expenses	2,922	41,789	41,789

Operating Income (Loss)	(2,661)	(41,745)	(41,745)

Other Income (Expense)
Finance Charge	-	-	-
Currency Exchange	(324)	(324)	(324)
Interest Expense	(2,990)	(4,626)	(4,626)

Net Loss Before Taxes	(5,975)	(46,695)	(46,695)

Income and Franchise Tax	-	-	-

Net Loss	$(5,975)	$(46,695)	$(46,695)

Loss per Share, Basic & Diluted	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	3,510,496,677	3,510,496,677

The accompanying notes are an integral part of these financial statements.

Table of Content
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
	For the Three	For the Period	February 1,
	Months	From	2012
	Ended	February 1, 2012	Inception of
	September 30,	to	Development
	2012	September 30, 2012	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(5,975)	$(46,695)	$(46,695)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Changes in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	-	135	135
Increase (Decrease) in VAT Receivable	2,663	-	-
Increase (Decrease) in Accounts Payable	4,464	7,034	7,034
Increase (Decrease) in VAT Payable	(1,850)	560	560
Increase in Interest Payable	888	2,524	2,524
Net Cash Used in Operating Activities	190	(36,442)	(36,442)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from Pegasus in reverse merger	-	1,210	1,210
Investment in Kingstart Int'l	(1,098)	(122,667)	(122,667)
Net cash provided by Investing Activities	(1,098)	(121,457)	(121,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Overdrawn Cash	(1,097)	-	-
Contributed Capital	-	22,700	22,700
Proceeds from Notes Payable	2,590	129,300	129,300
Proceeeds from Related Party Notes	1,403	7,887	7,887
Payments on Related Party Notes	(483)	(483)	(483)
Net Cash Provided by Financing Activities	2,413	159,404	159,404

Net (Decrease) Increase in Cash	1,505	1,505	1,505
Cash at Beginning of Period	-	-	-
Cash at End of Period	$1,505	$1,505	$1,505

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$2,101	$2,101
Franchise and Income Taxes	$-	$-	$-

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

Interim Financial Statements

The unaudited financial statements as of September 30, 2012 and the three and nine months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all three and nine months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

For accounting purposes, the shares exchange has been treated as a reverse merger since the acquired entity now forms the basis for operations and the transaction resulted in a change of control.  Accordingly, a new reporting entity was created and Blue Bull Ventures B.V. is treated as the successor issuer for reporting purposes.  The accompanying financial statements have been prepared to reflect the assets, liabilities and operations of Blue Bull Ventures and Pegasus Tel, Inc.  For equity purposes, the shares issued to acquire Blue Bull Ventures (2,436,453 series D preferred shares) have been shown to be issued and outstanding since inception, with the previous outstanding (3,510,496,677 common shares and 1,000,000 series C preferred shares) treated as a new issuance as of the date of the merger.  The additional paid-in capital and retained deficit shown are those of the new reporting entity.

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

On March 21, 2012 the Company consummated an acquisition agreement to purchase 100% of the outstanding shares of Blue Bull Ventures B.V. for the issuance of 2,436,453 shares of preferred stock series D (referenced in note 10).

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
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits.  As of September  30, 2012, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to un-collectability. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of September  30, 2012, the Company has determined an allowance for doubtful accounts is not necessary.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $1,505  as of September  30, 2012.  Total cash at September  30, 2012 includes cash  of $505 held by Blue Bull Ventures B.V., the Company’s 100% owned subsidiary.

Accounts Receivable

Accounts Receivable consists of Local Service revenue and Commission Revenue.  As of September  30, 2012, the Company has determined there is no accounts receivable.

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

Foreign Currency Translation

The Company considers the EURO (“€”) to be its functional currency for its wholly owned subsidiary Blue Bull Ventures BV.  Assets were translated into US dollars (“US$”) as of March 21, 2012, the date of acquisition exchange rate of €1.00 to US$ 1.3225 and as of April 27, 2012, the date of acquisition of the 19.9% interest in Dailyal BV exchange rate of €1.00 to US$ 1.3229 (see note 12).  At the end of the September  30, 2012 quarter the translation of the Blue Bull Ventures B.V. results are done at an exchange rate of €1.00 to US$1.293.

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

Table of Content
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 5 - COMMITMENTS

As of September 30, 2012, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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
PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 7 –  ACCOUNTS PAYABLE- RELATED PARTY

The Company had a related party accounts payable balance as of September 30, 2012 in the amount of $15,283. The balances are comprised of $15,059 due to Lyboldt-Daly, Inc. for bookkeeping expenses and $224 due to shareholder advances.

NOTE 8 –NOTES PAYABLE

September 30, 2012

Note Payable- Flash Funding, Inc.	30,623
Note Payable-Cobalt Blue LLC	19,861
Accrued interest	48,687

$99,171

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

As of September  30, 2012, the Company owed a total principal balance of $19,861 related to these notes and has accrued $4,334 in simple interest.

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

On October 20, 2011 200,000,000 shares were issued to Flash Funding Inc. for the reduction of $10,000.

At September  30, 2012 , $30,623 was due on this note.

Note Payable – Blue Bull Ventures

On April 1, 2012, Blue Bull Ventures, BV signed a €100,000 one year 8% interest note with Mr. Dueberry.  At September 30, 2012, the note converted to $129,300 US dollars.  Interest of $2,101 was paid during the quarter.

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

GOING CONCERN QUALIFICATION

    In their Independent Auditor's Report for the fiscal years ending December 31, 2011 and 2010, Robison, Hill & Co. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”   On September 30, 2012, we had $1,505. We have incurred a deficit of $(46,695) from February 1, 2012 Incetption of Development Stage to September 30, 2012. See “Liquidity and Capital resources.”

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

Table of Content

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)) as of September 30, 2012.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•	As of September 30, 2012, there was a lack of segregation of duties, in that we had only one person performing all accounting-related duties.

•	As of September 30, 2012, there were no independent directors and no independent audit committee.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PEGASUS TEL, INC.
Date: November 19, 2012
	By:	/s/ JERRY GRUENBAUM
Jerry Gruenbaum
President, Director, Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2012	By:	/s/ NATHAN LAPKIN
Nathan Lapkin
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)