Form 10-K
period 2012-12-31
PEGASUS TEL, INC.
filed 2013-04-16
CIK 1377469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  3,510,496,677 as of April 16, 2013.

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

    At December 31, 2012, we had $1,159 in cash on hand and an accumulated deficit of $(181,273), causing our auditors to express their doubt as to our ability to continue as a going concern. We anticipate incurring losses in the near future.  We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

Table of Content

Our history of losses is expected to continue and will need to obtain additional capital financing in the future.

    We have a history of losses and expect to generate losses until such a time when we can become profitable in the collection of payphone service fees.

    As of December 31, 2012, we had $1,159 in cash and cash equivalents on hand and an accumulated deficit of $(181,273).

    As of December 31, 2012, the Company had Related Party Accounts Payable in the amount of $15,283 due to Lyboldt-Daly, Inc. for Bookkeeping expenses.  Joseph Passalaqua (a former officer and director of the company) is President and Sole Director of Lyboldt-Daly, Inc.

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

Table of Content

ITEM 2.      PROPERTIES

    At the present time we do not own or lease any real property.  Our operations are conducted out of Jerry Gruenbaum’s law office, located at 116 Court Street, Sute 707, New Haven, Connecticut 06511.  Jerry Gruenbaum provides us this office space free of charge.

ITEM 3.      LEGAL PROCEEDINGS

    Not Applicable. We are not a party to any legal proceedings nor are we aware of any investigation, claim or demand made on the company that may reasonably result in any legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

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

	HIGH	LOW

FISCAL YEAR ENDED DECEMBER 31, 2011

First Quarter	$0.25	$0.25
Second Quarter	$2.00	$0.01
Third Quarter	$0.01	$0.01
Fourth Quarter	$0.01	$0.01

FISCAL YEAR ENDED DECEMBER 31, 2012

First Quarter	$0.0002	$0.0001
Second Quarter	$0.0002	$0.0001
Third Quarter	$0.0001	$0.0001
Fourth Quarter	$0.0001	$0.0001

FISCAL YEAR ENDING DECEMBER 31, 2013

First Quarter	$0.0001	$0.0001

(b)	Holders.

        As of April 16, 2013 there were approxmately 228 record holders of 3,510,496,677 shares of the Company's common stock.  The closing price for the Company's common stock on April 16, 2013, was $0.0001 per share.

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

                None

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

Table of Content

ITEM 6.      SELECTED FINANCIAL DATA .

    The table below summarizes our audited balance sheet at December 31, 2012 and statement of operations for the fiscal year ended December 31, 2012.

December 31, 2012 (Audited)
Balance Sheet:
Cash	$1,159
Total Assets	$16,297
Total Liabilities	$296,158
Total Stockholders’ Equity (Deficit)	$(279,861)

Fiscal Year ended December 3 1, 2012 (Audited)
Statement of Operations :
Revenue	$0
Net Loss	$(181,273)
Net Loss Per Share of Common Stock	0

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

ORGANIZTION AND BASIS OF PRESENTATION

    The following discussion and analysis is based on the audited financial statements for the years ended December 31, 2012 of Pegasus Tel, Inc., a Delaware corporation  (“Pegasus” the “Company,” “our,” or “we”). All significant inter-company amounts have been eliminated. In the opinion of management, the audited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessary indicative of results to be expected for the entire year.

Table of Content

    We prepare our financial statements in accordance with generally accepted accounting principles (GAAP), which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

    Certain of the statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. We have limited assets of $16,297 as of December 31, 2012.

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

Revenue Recognition Policies

    The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. As of the year ended December 31, 2012, there was no deferred revenue. The Company derives its primary revenue from the sources described below, which includes dial-around revenues, operator service revenue, coin collections, telephone equipment repairs, and sales. Other revenue generated by the company includes sales commissions.

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

GOING CONCERN QUALIFICATION

    In their Independent Auditor's Report for the fiscal years ending December 31, 2012, Robison, Hill & Co. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”   At December 31, 2012, we had $1,159 cash on hand and $7,281 in other receivable. We have incurred a deficit of $(181,273) from our inception to December 31, 2012. See “Liquidity and Capital resources.”

LIQUIDITY AND CAPITAL RESOURCES

    In their 2012 audit report, our auditors have expressed their doubt as to our ability to continue as a going concern.  Our primary source of liquidity has been from borrowing funds from certain executive officers and principal stockholders related to certain of our executive officers. As of December 31, 2012, we had $1,159 in cash and cash equivalents. Our net loss for year ended December 31, 2012 were $(181,273).    The accumulated deficit as of December 31, 2013 was $ (181,273).

    As of December 31, 2012, the Company owed $15,283 in Related Party Accounts Payable. As of December 31, 2012 this balance includes $15,283 due to Lyboldt-Daly Inc. for bookkeeping expenses (of which Joseph C. Passalaqua, our former officer and director is President and Sole Director).  These amounts are non-interest bearing.

 Table of Content

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

Convertible Securities

    On March 12, 2012, the Company issued an aggregate of 1,000,000 shares of Amended Series C Preferred Stock to Total-Invest pursuant to a Securiities Purchase Agreement.  Each share of Amended Series C Preferred Stock may be converted at any time by Pegasus or the holders thereof into ten (10) fully-paid and non-assessable shares of the Company's Common Stock and the voting rights of twenty thousand (20,000) shares.  On March 21, 2012, the Company issued an aggregate of 2,436,453 Series D Preferred Stock to Total-Invest for the acquisition of Blue Bull Ventures B.V., a Dutch limited liability company pursuant to an Acquisition Agreement.  Each share of Amended Series D Preferred Stock may be converted at any time by the Company or the holders thereof into twenty thousand (20,000) fully-paid and non-assessable shares of the Company's Common Stock and have no voting rights.

 Table of Content

PREFERRED STOCK

    Our board of directors is authorized to issue 10,000,000 shares of Common stock, with a par value of $0.0001. There are an aggregate of 3,436,453 shares of Preferred Stock issued and outstanding as of the date of this Annual Report.  On March 12, 2012, the Company issued an aggregate of 1,000,000 shares of Amended Series C Preferred Stock to Total-Invest pursuant to a Securiities Purchase Agreement.  Each share of Amended Series C Preferred Stock may be converted at any time by Pegasus or the holders thereof into ten (10) fully-paid and non-assessable shares of the Company's Common Stock and the voting rights of twenty thousand (20,000) shares.  On March 21, 2012, the Company issued an aggregate of 2,436,453 Series D Preferred Stock to Total-Invest for the acquisition of Blue Bull Ventures B.V., a Dutch limited liability company pursuant to an Acquisition Agreement.  Each share of Amended Series D Preferred Stock may be converted at any time by the Company or the holders thereof into twenty thousand (20,000) fully-paid and non-assessable shares of the Company's Common Stock and have no voting rights.

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

DECEMBER 31, 2012

Table of Content

Audit Table of Content

ROBINSON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION

DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Pegasus Tel, Inc. & Subsidiaries

We have audited the accompanying balance sheets of Pegasus Tel, Inc. & subsidiaries (a development stage company) as of December 31, 2012, and the related statements of income, stockholders’ equity and cash flows for the period from February 1, 2012 (inception) to December 31, 2012.  Pegasus Tel, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pegasus Tel, Inc. & subsidiaries as of December 31, 2012, and the results of its operations and its cash flows for the period from February 1, 2012 (inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred net losses of approximately $57,185, has a liquidity problem and has minimal revenues, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

_________________________
Certified Public Accountants

Salt Lake City, UT
April 16, 2013

MEMBER OF THE AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBER OF THE SEC PRACTICE SECTION and THE PRIVATE COMPANIES PRACTICE SECTION

1366 East Murray-Holladay Road, Salt Lake City, Utah 84117-5050
Telephone (801) 272-8045 Facsimile (801) 277-9942

Audit Table of Content

PEGASUS TEL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

December 31,
2012

Current Assets:
Cash and Cash Equivalents	$1,159
Advances	3,337
Other receivable	7,281

Total Current Assets	11,777

Other Asset:
Investment in Kingstar International	4,520
Loan receiveable	118,935
Allowance for doubtful accounts	(118,935)

Total Other Assets	4,520

Total Assets	$16,297

Current Liabilities:
Accounts payable and accrued expenses	$26,427
Accounts Payable- Related Party	15,283
Accrued Interest	49,601
Related Party Notes Payable	36,920
Notes Payable	167,927

Total Current Liabilities	296,158

Total Liabilities	296,158

Stockholders' Equity:
Preferred Stock, Series C Convertible, Par value $0.0001, Authorized 10,000,000 shares Issued 1,000,000 shares at December 31, 2012	100
Preferred Stock, Series C Convertible, Par value $0.0001, Authorized 10,000,000 shares Issued 2,436,453 shares at December 31, 2012	244
Common Stock, Par value $0.0001, Authorized 19,990,000,000 shares Issued 3,510,496,677 shares	351,050
Paid-In Capital	22,700
Stock Subscription Receivable	(150,000)
Retained Deficit	(322,682)
Deficit Accumulated During Development Stage	(181,273)
Total Stockholders' Equity	(279,861)

Total Liabilities and Stockholders' Equity	$16,297

The accompanying notes are an integral part of these financial statements.

Audit Table of Content

PEGASUS TEL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Period	Cumulative Since
	from	February 1, 2012
	February 1, 2012	Inception of
	to	Development
	December 31, 2012	Stage
Management Fees	$3,766	$3,766

Expenses
Accounting	35,393	35,393
Legal	11,550	11,550
Consulting	13,215	13,215
General and Administrative	7,530	7,530
	118,935	118,935
Operating Expenses	186,623	186,623

Operating Income (Loss)	(182,857)	(182,857)

Other Income (Expense)
Dividend income	12,303	12,303
Interest Expense	(10,719)	(10,719)
Total Other Income (Loss)	1,584	1,584

Net Loss Before Taxes	(181,273)	(181,273)

Income and Franchise Tax	-	-

Net Loss	$(181,273)	$(181,273)

Loss per Share, Basic &
Diluted	$(0.00)

Weighted Average Shares
Outstanding	3,510,496,677

The accompanying notes are an integral part of these financial statements.

Audit Table of Content

PEGASUS TEL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

										Deficit
										Accumulated
										Since
										February 1,
										2012	Total
								Stock		Inception of	Stockholders'
	Preferred C	Preferred C	Preferred D	Preferred D	Common Stock		Paid in	Subscription	Retained	Developmemt	Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Receivable	Deficit	Stage	Deficiency
Balance at 02/01/12 - inception	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-
Common shares issued for cash					23,746	2	23,744				23,746
reverse merger	-	-	2,436,453	244	-	-	-	-	-	-	244
Pegasus shares issued as part											0
of reverse merger	1,000,000	100	-	-	3,510,472,931	351,048	(23,744)	(150,000)	(322,682)	-	(145,278)
Contributed capital	-	-	-	-	-	-	22,700	-	-	-	22,700
Net loss	-	-	-	-	-	-	-	-	-	(181,273)	(181,273)
Balance at 12/31/12	1,000,000	$100	2,436,453	$244	3,510,496,677	$351,050	$22,700	$(150,000)	$(322,682)	$(181,273)	$(279,861)

The accompanying notes are an integral part of these financial statements

Audit Table of Content

PEGASUS TEL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		Cumulative
		Since
	For the Period	February 1,
	From	2012
	February 1, 2012	Inception of
	to	Development
	December 31, 2012	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(181,273)	$(181,273)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Write off of loan receivable	118,935	118,935
Changes in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	135	135
Increase (Decrease) in Accounts Payable	(8,637)	(8,637)
Increase (Decrease) in Other Receivable	(10,618)	(10,618)
Increase in Interest Payable	3,439	3,439
Net Cash Used in Operating Activities	(78,019)	(78,019)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Kingstar	(4,520)	(4,520)
Cash acquired from Pegasus in reverse merger	1,210	1,210
Investment in Dailyal	(118,935)	(118,935)
Net cash provided by Investing Activities	(122,245)	(122,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	23,746	23,746
Contributed Capital	22,700	22,700
Proceeds from note payable	137,304	137,304
Proceeeds from Related Party Notes	18,157	18,157
Payments on Related Party Notes	(483)	(483)
Net Cash Provided by Financing Activities	201,424	201,425

Net (Decrease) Increase in Cash	1,159	1,159
Cash at Beginning of Period	-	-
Cash at End of Period	$1,159	$1,159

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,101	$2,101
Franchise and Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
NONE.

The accompanying nots are an integral part of these financial statements

Audit Table of Content

PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Pegasus Tel, Inc. and  subsidiary is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Audit Table of Content

PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued

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

Nature of Business

The Company was primarily in the business of providing the use of outdoor payphones, and providing telecommunication services. In addition to the principal operations, the Company plans to expand operations through its acquired subsidiary Blue Bull Ventures B.V. (reference note 12). The Company intends to engage in global investment banking, business consulting and business development business.

Audit Table of Content

PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits.  As of December 31, 2012, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable and notes are not overstated due to un-collectability. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December  31, 2012, the Company has recognized a 100% valuation allowance against its notes receivable.

Audit Table of Content

PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2012
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $1,159  as of December   31, 2012.  Total cash at December  31, 2012 includes cash  of $159 held by Blue Bull Ventures B.V., the Company’s 100% owned subsidiary.

Accounts Receivable

In the past, Accounts Receivable consists of Local Service revenue and Commission Revenue.  As of December   31, 2012, the Company has determined there is no accounts receivable.

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

Foreign Currency Translation

The Company considers the EURO (“€”) to be its functional currency for its wholly owned subsidiary Blue Bull Ventures BV.  Assets were translated into US dollars (“US$”) as of March 21, 2012, the date of acquisition exchange rate of €1.00 to US$ 1.3225.  At the end of the December   31, 2012 quarter the translation of the Blue Bull Ventures B.V. results are done at an exchange rate of €1.00 to US$1.3215.

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders’ by the weighted average number of common shares outstanding during the period. As of December  31, 2012, the company has outstanding common stock equivalents of 48,739,060,000, from the conversion of Class C and Class D Preferred shares.  The effects of the Company’s common stock equivalents are anti-dilutive for December 31, 2012  and are thus not presented.

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

Audit Table of Content

PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued

Recent Accounting Standards

Goodwill Impairment

In September 2011, ASC guidance was issued related to goodwill impairment. Under the updated guidance, an entity will have the option to first assess qualitatively whether it is necessary to perform the current two-step goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The update is effective for the Company’s fiscal year beginning June 1, 2012 with early adoption permitted. The Company does not expect the updated guidance to have an impact its financial position, results of operations or cash flows.

Comprehensive Income

In June 2011, ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update required certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. Subsequently, in December 2011, the FASB issued its final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Companies will still be required to adopt the other requirements contained in the new standard on comprehensive income. The adoption of this guidance is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

Fair Value Accounting

In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The update is effective for the Company’s fiscal year beginning June 1, 2012. The Company does not expect the updated guidance to have a significant impact on its financial position, results of operations or cash flows.

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

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:

	2012	2011
Net Operating Losses	$132,700	$114,700
Valuation Allowance	(132,700)	(114,700)
	$-	$-

Audit Table of Content

PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2012

 NOTE 2 - INCOME TAXES Continued

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, 2012 and 2011 due to the following:

	2012	2011
Book Income	$(18,000)	$(6,551,659)
Other nondeductible expenses	-	6,525,659
Valuation Allowance	18,000	26,000
	$-	$-

At December 31, 2012, the Company had net operating loss carryforwards of approximately $390,000 that may be offset against future taxable income from the year 2013 to 2032.  No tax benefit has been reported in the December 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  The valuation allowance increased by $18,000 during 2012.

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

NOTE 4 – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes.. ASC 740-10-50 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of ASC 740-10-50 did not have a material impact on the company’s financial position and results of operations. At December 31, 2012, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits during 2012.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2007. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2012:

United States (a)                                                          2007– Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

Audit Table of Content

PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2012

NOTE 5 - COMMITMENTS

As of December  31, 2012, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 -  STOCK TRANSACTIONS

During the period from February 1, 2012 to December 31, 2012, the Company had the following issuances of stock:

On February 29, 2012, the Company issued 18,000 shares of stock for cash of $23,746.

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

Audit Table of Content

PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2012

NOTE 7 – ACCOUNTS PAYABLE- RELATED PARTY

The Company had a related party accounts payable balance as of December 31, 2012 in the amount of $15,283. The balances are comprised of $15,059 due to Lyboldt-Daly, Inc. for bookkeeping expenses and $224 due to shareholder advances.  At December 31, 2012, Blue Bull had borrowed $17,059 from Total Invest.  Total Invest is a related party.

NOTE 8 –NOTES PAYABLE

December 31, 2012

Not Notes Payable- Flash Funding, Inc.	30,623
Not Notes Payable-Cobalt Blue LLC	19,861
AccAccrued interest	49,601

$100,085

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

As of December   31, 2012, the Company owed a total principal balance of $19,861 related to these notes and has accrued $5,248 in simple interest.

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

Audit Table of Content

PEGASUS TEL, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2012

NOTE 8 –NOTES PAYABLE (Continued)

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

On October 20, 2011 200,000,000 shares were issued to Flash Funding Inc. for the reduction of $10,000.

At December   31, 2012 , $30,623 was due on this note.

Note Payable – Blue Bull Ventures

On April 1, 2012, Blue Bull Ventures, BV signed a €100,000 one year 8% interest note with Mr. Dubarry.  At December  31, 2012, the note converted to $132,150 US dollars.  Interest of $2,101 was paid during the second quarter, and  interest of $5,154 was accrued for the third and fourth quarters .

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

NOTE 12 – INVESTMENTS

On April 27, 2012, the Company’s subsidiary Blue Bull Ventures, B.V. acquired a 19.9% interest in Dailyal BV, a Dutch limited liability company.  Blue Bull Ventures acquired the interest in Dailyal BV in return for an investment of $2,117 (€1.600), a loan of $119,061 (€90.000) and a $132,290 (€100.000) in direct investment from independent sources that Blue Bull secured for Dailyal BV.  Dailyal (www.dailyal.nl) is an internet platform with 13 high quality 100% natural health products (dietary supplements) that are offered under the brand name Dailyal. All these 13 products are manufactured under ISO 22000:2005 quality standard with a food safety certificate.  Dailyal is targeting for the high end market.  The range of Dailyal products is projected to be available online in various countries.  At December 31, 2012, the Company recorded a 100% valuation allowance against the loan receivable.

On July 24, 2012, the Company’s subsidiary Blue Bull Ventures, B.V. acquired a 19% interest in Kingstart International BV, a Dutch limited limited liability company.  Blue Bull Ventures acquired the interest in Kingstart in return $4,520 (3,420 euros).  At December 31, 2012, Blue Bull had a dividend receivable from Kingstart of $7,281.  The dividend was received by Blue Bull in January 2013.

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

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-15(e)) as of December 31, 2012.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

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

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•
As of December 31, 2012, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	As of December 31, 2012, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•	As of December 31, 2012, there were no independent directors and no independent audit committee.

•	As of December 31, 2012, there was a failure in the operating effectiveness over controls related to accounting for convertible debt and embededded derivative liabilities.

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

Table of Content

The Registrant’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Table of Content

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary		Bonus		Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation		Change in Pension Value and Non-Qualified Deferred Compensation Earnings		All Other Compensation		Total
Jerry Gruenbaum (1)	2012	$		$		$		$		$		$		$		$
Chief Executive Officer and Director

Nathan Lapkin (2)	2012
Chief Financial Officer

Anthony DiBiase (3)	2011		-		-		17,479,384		-		-		-		-		17,479,384
Chief Executive Officer and Director

Carl E. Worboys (4)	2011		-		-		-		-		-		-		-		-
Chief Executive Officer and Director	2010		-		-		-		-		-		-		-		-

Joseph Passalaqua (5)	2011		-		-		-		-		-		-		-		-
Chief Financial Officer and Director	2010		-		-		-		-		-		-		-		-

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

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the year ended December 31, 2012, no director expenses were reimbursed.

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPDENCE

As of December 31, 2012, the Company had related party accounts payable in the amount of $15,766.  This includes a related party payable owed to to Lyboldt-Daly of which Joseph C. Passalaqua, our former officer and director  is the President in the amount of $15,542.

As of December 31, 2012, the Company had related party notes payable in the amount of $15,912 and $46,162 in related interest.  These notes are accruing between 10%, 15% and 18% simple interest per annum. This includes related party notes payable owedto Joseph C. Passalaqua, our former officer and director and Cobalt Blue LLC, of which Mary Passalaqua is the President.

As of December 31, 2012, Blue Bull had a related party notes payable of $17,099 due to total Invest.  Total Invest is a related party.

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

Audit Fees and Audit Related Fees

Aggregate fees billed by the Company's principal accountants, Robison, Hill & Company, for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:

	FISCAL YEAR 2012	FISCAL YEAR 2011
Audit Fees (1)	$27,653	$22,788
Tax Fees (2)	$800	$817
All Other Fees	None	None

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

PART IV

ITEM 15.      EXHIBITS

EXHIBIT INDEX

Incorporated by
Reference
Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date

3.1	Certificate of Incorporation as filed with the Delaware Secretary of State dated February 19, 2002.	10-SB	5/7/2007

3.2	Amended Certificate of Incorporation as filed with the Delaware Secretary of State dated September 21, 2006	10-SB	5/7/2007

3.3	Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State dated May 15, 2007	10-SB	5/7/2007

3.4	Certificate of the Designations, Powers Preferences and Rights of the Series A Convertible Preferred Stock as filed with the Delaware Secretary of State dated August 5, 2008	8-K	8/27/2008

3.5	Certificate of the Designations, Powers Preferences and Rights of the Series B Convertible Preferred Stock and cancellation of the Series A Convertible Preferred Stock as filed with the Delaware Secretary of State dated February 10, 2011	10-K	5/4/2012

3.6	Amended Certificate of the Designations, Powers Preferences and Rights of the Series B Convertible Preferred Stock as filed with the Delaware Secretary of State dated June 13, 2011	8-K	6/16/2011

3.7	Certificate of the Designations, Powers Preferences and Rights of the Series C Convertible Preferred Stock as filed with the Delaware Secretary of State dated June 13, 2011	8-K	6/16/2011

3.8	Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State dated July 5, 2011	10-K	5/4/2012

3.9	Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State dated September 29, 2011	10-K	5/4/2013

3.10	Amended Certificate of the Designations, Powers Preferences and Rights of the Series C Convertible Preferred Stock as filed with the Delaware Secretary of State dated March 15, 2012	8-K	3/16/2012

3.11	Cancellation of the Series B Convertible Preferred Stock as filed with the Delaware Secretary of State dated March 26, 2012	8-K/A	4/10/2012

3.12	Certificate of the Designations, Powers Preferences and Rights of the Series D Convertible Preferred Stock as filed with the Delaware Secretary of State dated March 26, 2011	8-K	3/26/2012

3.13	By-laws	8-K	4/5/2012

10.1	Series C Preferred Stock Purchase Agreement dated March 12, 2012	8-K	3/16/2012

10.2	Acquisition Agreement of Blue Bull Ventures B.V. from Total-Invest International B.V. dated March 21, 2012	8-K	3/26/2012

14.1	Code of Ethics	8-K	4/5/2012

21.1*	Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEGASUS TEL, INC.
Date: April 15, 2013
	By:	/s/ JERRY GRUENBAUM
Jerry Gruenbaum
President, Director, Chief Executive Officer
(Principal Executive Officer)

Date: April 15, 2013	By:	/s/ NATHAN LAPKIN
Nathan Lapkin
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JERRY GRUENBAUM	President, Director, Secretary and Chief Executive Officer	Date: April 16, 2013
Jerry Gruenbaum	(Principal Executive Officer)

/s/ NATHAN LAPKIN	Chief Financial Officer	Date: April 16, 2013
Nathan Lapkin	(Principal Financial Officer
and Principal Accounting Officer)